Form 10-Q
period 1994-06-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1994-08-09
CIK 751570

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1994

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to



                Commission file number          0-14377


                     Krupp Realty Limited Partnership-VII


            Massachusetts                 04-2842924
(State or other jurisdiction of           (IRS employer
incorporation or organization)            identification no.)

470 Atlantic Avenue, Boston, Massachusetts     02210
(Address of principal executive offices)   (Zip Code)


                                (617) 423-2233
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

                          PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                       KRUPP REALTY LIMITED PARTNERSHIP-VII

                                  BALANCE SHEETS


                                      ASSETS

                                                   June 30,      December 31,
                                                     1994            1993

Multi-family apartment complexes, net of
 accumulated depreciation of $8,236,459
 and $7,820,288, respectively                     $ 9,993,591    $10,349,433
Retail center, net of accumulated
 depreciation of $2,702,805 and $2,513,207,
 respectively                                       6,861,919      7,046,517

    Total real estate assets                       16,855,510     17,395,950

Cash                                                  931,808        840,798
Cash restricted for tenant security deposits           54,525         61,363
Cash restricted for capital improvements               60,035         57,748
Prepaid expenses and other assets (Note 2)            520,792        327,862
Deferred expenses, net of accumulated
  amortization of $6,173 and $259,055,
  respectively (Notes 2 and 3)                        201,254         45,975

    Total assets                                  $18,623,924    $18,729,696



                      LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Note 3)                   $12,889,034    $12,682,032
Other liabilities                                     726,792        824,861

    Total liabilities                              13,615,826     13,506,893

Commitment (Note 3)

Partners' equity (Note 4)                           5,008,098      5,222,803

    Total liabilities and partners' equity        $18,623,924    $18,729,696











                      The accompanying notes are an integral
                         part of the financial statements.

                       KRUPP REALTY LIMITED PARTNERSHIP-VII

                             STATEMENTS OF OPERATIONS


                                    For the Three Months        For the Six Months
                                        Ended June 30,             Ended June 30,
                                    1994           1993          1994         1993

Revenue:
  Rental income                      $1,065,111     $1,372,679    $2,094,554   $2,725,525
  Interest income                         5,683          5,706        11,299       10,482

    Total revenue                     1,070,794      1,378,385     2,105,853    2,736,007

Expenses:
  Operating (including
     reimbursements to affiliates
     of $42,068, $60,653, $83,138
     and $121,158, respectively)        299,970        437,954       587,111      870,807
  Maintenance                            86,483        223,732       137,239      330,967
  Real estate taxes                      98,502        140,981       205,226      271,954
  Management fees to an affiliate        47,444         61,166        88,381      123,925
  Depreciation and amortization         344,249        381,430       657,918      756,743
  Interest                              300,133        410,933       600,519      821,739
  General and administrative
    (including in reimbursements
     to affiliates of $12,901,
     $12,801, $25,834 and $25,674,
     respectively)                       23,552         35,006        44,164       42,437

       Total expenses                 1,200,333      1,691,202     2,320,558    3,218,572

Net loss                             $ (129,539)    $ (312,817)   $ (214,705)  $ (482,565)


Allocation of net loss (Note 4):

  Per Unit of Investor
  Limited Partnership Interest
  (27,184 Units outstanding)         $    (4.72)    $   (11.39)   $    (7.82)  $   (17.57)


  General Partners                   $   (1,295)    $   (3,129)   $   (2,147)  $   (4,826)















                      The accompanying notes are an integral
                         part of the financial statements.

                       KRUPP REALTY LIMITED PARTNERSHIP-VII

                             STATEMENTS OF CASH FLOWS


                                                          For the Six Months
                                                             Ended June 30,
                                                           1994           1993
Operating activities:
  Net loss                                             $ (214,705)    $(482,565)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization                         657,918       756,743
    Interest accumulated, not paid                           -           59,407
    Decrease in cash restricted
     for tenant security deposits                           6,838         2,875
    Decrease (increase) in prepaid expenses
     and other assets                                    (192,930)       65,236
    Decrease in accrued expenses
     and other liabilities                                (98,069)      (19,685)

          Net cash provided by operating activities       159,052       382,011

Investing activities:
  Additions to fixed assets                               (65,329)     (136,262)
  Decrease (increase) in cash restricted for
    capital improvements                                   (2,287)        6,232

          Net cash used for investing activities          (67,616)     (130,030)

Financing activity:
  Increase in deferred expenses                          (207,428)         -
  Principal payments on mortgage notes payable            (75,027)      (77,214)
  Proceeds from refinancing mortgage note payable       5,300,000          -
  Payoff of mortgage note payable                      (5,017,971)         -

          Net cash used for financing activities             (426)      (77,214)


Net increase in cash                                       91,010       174,767

Cash, beginning of period                                 840,798       387,512

Cash, end of period                                    $  931,808     $ 562,279












                      The accompanying notes are an integral
                         part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                         NOTES TO FINANCIAL STATEMENTS


1.   Significant Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of The Krupp Corporation and The Krupp Company Limited Partnership-II, the General Partners of Krupp Realty Limited Partnership-VII (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 for additional information relevant to significant accounting policies followed by the Partnership.


     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1994, its results of operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993. Certain prior year balances have been reclassified to conform with current year financial statement presentation.

     The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.   Related Party Transactions

     Amounts paid to affiliates of the General Partners during the six months ended June 30, 1994 and for the year ended December 31, 1993 for costs related to refinancing activities of the Partnership's mortgage notes were $15,613 and $7,568, respectively.

3.   Mortgage Notes Payable

     On April 13, 1994, the Partnership, completed the refinancing of Windsor Apartments. The property was refinanced with a $5,300,000 non-recourse mortgage note payable at the rate of 9.25% per annum with monthly principal and interest payments of $43,602, based on a 30 year amortization schedule. The mortgage note, which is collateralized by the property, matures on May 1, 2001 at which time the remaining principal (approximately $4,977,000) and any accrued interest are due. After October 13, 1997, the note may be prepaid subject to a prepayment penalty. The Partnership utilized the proceeds to repay the prior mortgage note with a remaining balance of $5,017,971 and to pay refinancing costs of $207,428.

                                     Continued

                       KRUPP REALTY LIMITED PARTNERSHIP-VII

4.  Changes in Partners' Equity

    A summary of changes in partners' equity (deficit) for the six months ended
    June 30, 1994 is as follows:

                            Investor      Original                 Total
                            Limited       Limited     General     Partners'
                            Partners      Partner     Partners     Equity
       Balance at
       December 31, 1993   $5,716,673    $(277,053)  $(216,817)  $5,222,803

       Net loss              (212,558)       -          (2,147)    (214,705)

       Balance at
       June 30, 1994       $5,504,115    $(277,053)  $(218,964)  $5,008,098




                     KRUPP REALTY LIMITED PARTNERSHIP-VII




Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the partnership agreement, will then be available for distribution to the Partners. The Partnership's status has improved over the past years. This improvement was due to the sale of Westbrook/Willow Cove in 1993, thus favorably impacting future cash flows. In addition, the Partnership has taken advantage of the low interest rates by refinancing Windsor Apartments in April 1994. Also, the refinancing of Nora Corners is currently being finalized, with a tentative close date in August 1994. Due to these events the General Partners have determined that there is sufficient Distributable Cash Flow in 1994 to reinstate distributions. These distributions are commencing in August 1994 and thereafter are to be paid semiannually.

  On April 13, 1994, the Partnership successfully completed the refinancing of Windsor Apartments mortgage note payable. The new $5,300,000 note requires decreased debt service payments due to a lower interest rate of 9.25% per annum from the previous rate of 10.3% per annum. The reduced mortgage payments will provide additional liquidity to the Partnership that may be used to fund capital improvements at its properties or for distributions.

  The mortgage note at Nora Corners Shopping Center matured on June 1, 1994. The Partnership is finalizing the terms of a new note, with the same lender, for approximately $4,250,000, at an interest rate of 9%. The refinancing has a tentative close date of August 23, 1994.

Cash Flow

  Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the six months ended June 30, 1994:

                                                         Rounded to $1,000

     Net loss for tax purposes                                   $(254,000)

     Items not requiring (requiring) the use of
      operating funds:
        Tax basis depreciation and amortization                    701,000
        Principal payments on mortgage notes payable               (75,000)
        Capital improvement expenditures                           (65,000)
        Replacement reserves for capital improvement
           expenditures                                             (2,000)
        Working capital reserves                                  (169,000)

     Cash Flow                                                   $ 136,000

                                   Continued

                     KRUPP REALTY LIMITED PARTNERSHIP-VII




Operations

  The following discussion relates to the operations of the Partnership and its properties (Courtyards Village, Nora Corners and Windsor Apartments) for the three and six months ended June 30, 1994 and 1993. The sale of Westbrook Place/Willow Cove Apartments ("Westbrook"), in July 1993, significantly impacts the comparability of the Partnership's operations between the three and six month periods.

  During the first six months of 1994, as compared to 1993, the Partnership's rental revenues (net of Westbrook's rental revenues) increased by $69,000. This increase was primarily due to rental increases at Courtyards and Windsor as well as occupancy increases at Windsor. Property values increased at Courtyards and Windsor as a result of interior and exterior painting improvements and carpentry renovations, started in 1993 and completed in the first quarter of 1994. Landscaping and parking lot upgrades were also implemented at Courtyards in 1993. These improvements allowed the Partnership to obtain the rental increases at both properties. Occupancy at Windsor increased due to the stabilization of the Dallas economy, with home purchasing levelling off. As a result, all rental concessions at Windsor were eliminated in the first quarter of 1994. The Partnership's commercial property, Nora Corners, signed a new tenant, Food King, a Chinese restaurant, in the first quarter of 1994.

  For the three and six months ended June 30, 1994, as compared to the same periods in 1993, property expenses (excluding Westbrook) have remained relatively stable.

  Overall, year to date, operations at all of the Partnerships properties have improved, as compared to the first six months of
1993.   The General Partners believe that this improvement will
continue into the second half of 1994.

                      KRUPP REALTY LIMITED PARTNERSHIP-VII

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          Response:  None

Item 2.   Changes in Securities
          Response:  None

Item 3.   Defaults upon Senior Securities
          Response:  None

Item 4.   Submission of Matters to a Vote of Security Holders
          Response:  None

Item 5.   Other Information
          Response:  None

Item 6.   Exhibits and Reports on Form 8-K
          Response:  None

        (a)   Exhibits

              Windsor Apartments

              (10.1) Promissory Note dated April 13, 1994 by and between Windsor Partners Limited Partnership and Sun Life Insurance Company of America.

              (10.2) Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated April 13, 1994 from the Grantor, Windsor Partners Limited Partnership, to the Trustee, Brian C. Ridger.

        (b)   Reports on Form 8-K

              Response:  None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Krupp Realty Limited Partnership-VII
             (Registrant)


     BY:/s/Marianne Pritchard
        Marianne Pritchard
        Treasurer and Chief Accounting
        Officer of The Krupp Corporation,
        a General Partner.





DATE: August 1, 1994