Form 10-Q
period 1994-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1994-11-07
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 1994

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

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      KRUPP REALTY LIMITED PARTNERSHIP-VII

                                 BALANCE SHEETS


                                     ASSETS

                                                 September 30, December 31,
                                                     1994         1993

Multi-family apartment complexes, net of
 accumulated depreciation of $8,447,927
 and $7,820,288, respectively                    $ 9,815,305   $10,349,433
Retail center, net of accumulated
 depreciation of $2,800,086 and
 $2,513,207, respectively                          6,805,314     7,046,517

     Total real estate assets                     16,620,619    17,395,950

Cash                                                 812,016       840,798
Cash restricted for tenant security deposits          54,801        61,363
Cash restricted for capital improvements              58,015        57,748
Prepaid expenses and other assets (Note 2)           573,561       327,862
Deferred expenses, net of accumulated
  amortization of $10,300 and $259,055,
  respectively (Notes 2 and 3)                       198,423        45,975

     Total assets                                $18,317,435   $18,729,696

                        LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Notes 3 and 5)           $12,852,205   $12,682,032
Other liabilities                                    756,185       824,861

     Total liabilities                            13,608,390    13,506,893

Partners' equity (Note 4)                          4,709,045     5,222,803

     Total liabilities and partners' equity      $18,317,435   $18,729,696













                     The accompanying notes are an integral
                        part of the financial statements.

                      KRUPP REALTY LIMITED PARTNERSHIP-VII

                            STATEMENTS OF OPERATIONS


                                    For the Three Months        For the Nine Months
                                    Ended September 30,         Ended September 30,
                                     1994          1993          1994          1993

Revenue:
  Rental                           $1,093,652  $1,050,192     $3,188,206    $3,775,717
  Interest income                       7,353       9,587         18,652        20,069

       Total revenue                1,101,005   1,059,779      3,206,858     3,795,786

Expenses:
  Operating (including reimbursements
   to affiliates of $40,769, $40,769,
   $122,308 and $161,578,
   respectively)                      298,659     293,095        885,770     1,163,902
  Maintenance                          96,253      47,007        233,492       377,974
  Real estate taxes                    99,107      99,389        304,333       371,343
  Management fees to an affiliate      49,791      44,875        138,172       168,800
  Depreciation and amortization       312,875     314,237        970,793     1,070,980
  Interest                            346,613     318,957        947,132     1,140,696
  General and administrative
   (including reimbursements to
    affiliates of $13,845, $13,045,
    $41,278 and $39,067,
    respectively)                      45,738      24,815         89,902        67,252

       Total expenses               1,249,036   1,142,375      3,569,594     4,360,947

Net loss before gain on
 sale of Westbrook Place
 and Willow Cove Apartments
 ("Westbrook")                       (148,031)    (82,596)      (362,736)     (565,161)

Gain on sale of Westbrook               -         845,746          -           845,746

Net income (loss)                  $ (148,031) $  763,150     $ (362,736)   $  280,585

Allocation of net income (loss) (Note 4):

  Per Unit of Investor
  Limited Partner Interest
  (27,184 Units outstanding)       $    (5.39) $    27.79     $   (13.21)   $    10.22

  General Partners                 $   (1,480) $    7,632     $   (3,627)   $    2,806







                     The accompanying notes are an integral
                        part of the financial statements.

                      KRUPP REALTY LIMITED PARTNERSHIP-VII

                            STATEMENTS OF CASH FLOWS


                                                         For the Nine Months Ended
                                                               September 30,
                                                             1994           1993
Operating activities:
  Net income (loss)                                      $ (362,736)    $  280,585
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Gain on sale of Westbrook                                  -          (845,746)
    Depreciation and amortization                           970,793      1,070,980
    Decrease in restricted cash for tenant security
      deposits                                                6,562         18,815
    Decrease (increase) in prepaid expenses and
        other assets                                       (245,699)        68,859
    Decrease in accrued expenses and other liabilities      (68,676)       (23,271)

          Net cash provided by operating activities         300,244        570,222

Investing activities:
  Additions to fixed assets                                (139,187)      (241,276)
  Decrease (increase) in cash restricted for capital
    improvements                                               (267)        91,541
  Proceeds from sale of Westbrook                              -            75,000

          Net cash used in investing activities            (139,454)       (74,735)

Financing activities:
  Principal payments on mortgage notes payable             (111,856)      (117,113)
  Proceeds from refinancing mortgage note payable         5,300,000           -
  Payoff of mortgage note payable                        (5,017,971)          -
  Increase in deferred expenses                            (208,723)          -
  Distributions                                            (151,022)          -

          Net cash used in financing activities            (189,572)      (117,113)

Net increase (decrease) in cash                             (28,782)       378,374

Cash, beginning of period                                   840,798        387,512

Cash, end of period                                      $  812,016     $  765,886

Supplemental schedule of noncash investing and financing activities:

The Partnership sold Westbrook on July 1, 1993 for net proceeds of $75,000 and retirement of all related collateralized debt as shown below:

  First mortgage and accrued interest payable            $ 3,799,398
  Second mortgage payable                                  1,600,000
  Cash proceeds                                               75,000
  Net book value of property sold                         (4,628,652)

  Gain on sale of Westbrook                              $   845,746


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

    In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1994, its results of operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993. Certain prior period balances have been reclassified to reflect current year financial statement presentation.

    The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.  Related Party Transactions

    In addition to the amounts presented on the face of the Statement of Operations, amounts paid to affiliates of the General Partners during the nine months ended September 30, 1994 and for the year ended December 31, 1993 for costs related to refinancing activities of the Partnership's mortgage notes were $14,235 and $7,568, respectively.

3.  Mortgage Notes Payable

    On April 13, 1994, the Partnership completed the refinancing of Windsor Apartments. The property was refinanced with a $5,300,000 non-recourse mortgage note payable at the rate of 9.25% per annum with monthly principal and interest payments of $43,602, based on a 30-year amortization schedule. The mortgage note, which is collateralized by the property, matures on May 1, 2001 at which time the remaining principal (approximately $5,021,000) and any accrued interest are due. After October 13, 1997, the note may be prepaid subject to a prepayment penalty. The Partnership utilized the proceeds to repay the prior mortgage note with a remaining balance of $5,017,971 and to pay refinancing costs of $157,297.
                                    Continued

                      KRUPP REALTY LIMITED PARTNERSHIP-VII

4.  Changes in Partners' Equity

    A summary of changes in partners' equity (deficit) for the nine months ended September 30, 1994 is as follows:

                            Investor     Original                 Total
                            Limited      Limited     General      Partners'
                            Partners     Partner     Partners     Equity

       Balance at
       December 31, 1993   $5,716,673   $(277,053)  $(216,817)  $5,222,803

       Distribution          (135,920)    (12,082)     (3,020)    (151,022)

       Net loss              (359,109)       -         (3,627)    (362,736)

       Balance at
       September 30, 1994  $5,221,644   $(289,135)  $(223,464)  $4,709,045

5.  Subsequent Event

    On October 6, 1994, the Partnership successfully completed the refinancing of Nora Corners. The property was refinanced with a $4,250,000 non-recourse mortgage note payable at the rate of 9% per annum, with monthly principal and interest payments of $35,666.
    The mortgage note, which is collateralized by the property, matures on October 1, 2004 at which time the remaining principal (approximately $3,516,000) and any accrued interest is due. The note may be prepaid after October 1, 1998, subject to a prepayment penalty. The Partnership utilized the proceeds to repay the prior mortgage note balance plus interest totaling $4,226,538.
    Estimated closing costs of the refinancing are $66,000.

                      KRUPP REALTY LIMITED PARTNERSHIP-VII




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the partnership agreement, will then be available for distribution to the Partners. The Partnership's status has improved over the past years. This improvement is due to the sale of Westbrook/Willow Cove in 1993, which had a negative cash flow, thus favorably impacting future cash flows. In addition, the Partnership has taken advantage of the low interest rates by refinancing Windsor Apartments in April 1994 and Nora Corners in October 1994. Due to these events, the General Partners have determined that there is sufficient Distributable Cash Flow in 1994 to reinstate distributions. These distributions commenced in August 1994 and thereafter are to be paid semi-annually. The next distribution is scheduled for February 1995.

    On April 13, 1994, the Partnership successfully completed the refinancing of Windsor Apartments mortgage note payable. The new $5,300,000 note requires decreased debt service payments due to a lower interest rate of 9.25% per annum from the previous rate of 10.3% per annum. The Partnership also refinanced the Nora Corners mortgage note payable on October 6, 1994. The new $4,250,000 note requires decreased debt service payments due to a lower interest rate of 9% per annum from the previous rate of 10.5% per annum. The reduced mortgage payments will provide additional liquidity to the Partnership that may be used to fund capital improvements at its properties or for distributions.

Cash Flow

    Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the nine months ended September 30, 1994:

                                                           Rounded to $1,000

       Net loss for tax purposes                             $ (416,000)

       Items not requiring (requiring) the use of
        operating funds:
          Tax basis depreciation and amortization             1,024,000
          Principal payments on mortgage notes payable         (112,000)
          Capital improvement expenditures                     (139,000)

       Cash Flow                                             $  357,000


                      KRUPP REALTY LIMITED PARTNERSHIP-VII




Operations

    The following discussion relates to the operations of the Partnership and its properties (Courtyards Village, Nora Corners and Windsor Apartments) for the three and nine months ended September 30, 1994 and 1993. The sale of Westbrook Place/Willow Cove Apartments ("Westbrook"), in July 1993, significantly impacts the comparability of the Partnership's operations for the nine months ended September 30, 1994 and 1993.

    During the first nine months of 1994, as compared to 1993, the Partnership's rental revenues (net of Westbrook's rental revenues) increased by $133,000. This increase was primarily due to rental increases at Courtyards and Windsor as well as occupancy increases at Windsor. Interior and exterior painting improvements and carpentry renovations, started in 1993 at Courtyards and Windsor, were completed in the first quarter of 1994. Landscaping and parking lot upgrades were also implemented at Courtyards in 1993. These improvements allowed the Partnership to obtain the rental increases at both properties. Occupancy at Windsor increased due to the stabilization of the Dallas economy, with home purchasing levelling off. As a result, all rental concessions at Windsor were eliminated in the first quarter of 1994. The Partnership's commercial property, Nora Corners, signed a new tenant, Food King, a Chinese restaurant, in the first quarter of 1994.

    Property operations for the three months ended September 30, 1994, as compared to the same period in 1993 have remained relatively stable, with the exception of interest expense. Interest expense is higher due to the prepayment penalty recorded in the third quarter of 1994 as a result of the Windsor Apartments mortgage note refinancing. This prepayment was offset in part by the reduced debt service payments made by the Partnership due to the lower interest rate of 9.25% per annum since April 1994 on the Windsor mortgage.

    For the nine months ended September 30, 1994, as compared to the same period in 1993, property expenses (excluding Westbrook) increased by $99,000. The increase was primarily due to higher operating expenses for the snow removal costs incurred as a result of the heavy snow storms last winter. In addition, a slight increase was incurred due to the employment of an in-house painter to maintain the appearance of Courtyards.

    Overall, year to date, operations at all of the Partnerships properties have improved, as compared to the first nine months of 1993. The General Partners believe that this improvement will be sustained through the end of 1994.

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




                                Krupp Realty Limited Partnership-VII
                                          (Registrant)



                                BY:  /s/Marianne Pritchard
                                     Marianne Pritchard
                                     Treasurer and Chief Accounting Officer
                                     of the Krupp Corporation, a General
                                     Partner.





DATE: November 3, 1994