Form 10-K
period 1994-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1995-03-28
CIK 751570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended       December 31, 1994
                                     OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to

        Commission file number                 0-14377

                    Krupp Realty Limited Partnership-VII
           (Exact name of registrant as specified in its charter)

        Massachusetts                                         04-2842924
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                       Identification No.)

470 Atlantic Avenue, Boston, Massachusetts       02210
(Address of principal executive offices)         (Zip Code)

(Registrant's telephone number, including area code)  (617) 423-2233

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
  Units of Investor Limited Partner Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

Aggregate market value of voting securities held by non-affiliates: Not applicable, since securities are non-voting.

Documents incorporated by reference:  None

The exhibit index is located on pages 8-11

                                   PART I


ITEM 1.      BUSINESS

    Krupp Realty Limited Partnership-VII (the "Partnership") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership has issued all of the General Partner Interests to two General Partners, The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership. The Partnership has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On November 2, 1984, the Partnership commenced an offering of up to 40,000 units of Investor Limited Partner Interest (the "Units") for $1,000 per Unit. The public offering was closed on April 25, 1986, at which time 27,184 Units had been sold. For additional details, see Note A to Financial Statements included in Appendix A of this report. The primary business of the Partnership is to invest in, operate, refinance and ultimately dispose of a diversified portfolio of residential and commercial real estate. The Partnership considers itself to be engaged only in the industry segment of investment in real estate.

    The Partnership's real estate investments are not subject to material seasonal fluctuations, although net income may vary somewhat from quarter to quarter based upon changes in utility consumption, seasonal maintenance expenditures and changes in rental income which are based upon a percentage of gross receipts of retail tenants. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse affect on the Partnership's operations, and no adverse affect therefrom is now anticipated in the future.

    The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, to the financial failure of a tenant or the inability of retail tenants to achieve gross sales at a level sufficient to provide for additional rental income based on a percentage of sales, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

    As of December 31, 1994, there were approximately 30 full and part-time on-site personnel employed by the Partnership.

ITEM 2.      PROPERTIES

        As of December 31, 1994, the Partnership has leveraged investments in two apartment complexes having an aggregate of 524 units and one commercial shopping center with 89,432 square feet of leasable space.

             A summary of the Partnership's real estate investments is presented below.

                                          Total Units/    Average Occupancy
                              Year      Current Leasable     December 31,
Description                   Acquired   Square Footage   1994  1993   1992

Multi-Family Residential

   Courtyards Village East
   Apartments
   Naperville, Illinois        1985             224        97%   96%    93%

   Windsor Apartments
   Garland, Texas              1984             300        94%   92%    93%

Shopping Center - Commercial

   Nora Corners Shopping
   Center
   Indianapolis, Indiana       1986          89,432        93%   93%    95%

ITEM 3.      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.
                                   PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

             The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

             The number of Investor Limited Partners as of December 31, 1994 was approximately 1,500.

             One of the objectives of the Partnership is to generate cash available for distribution, all or a portion of which will be treated as a return of capital and therefore not currently taxable. The Partnership discontinued distributions during 1989 due to insufficient operating cash flow. In 1994, however, the General Partners determined that there was sufficient Distributable Cash Flow to reinstate distributions. These distributions commenced in August 1994 and thereafter are to be paid semiannually. A distribution was paid in February 1995.

ITEM 6.      SELECTED FINANCIAL DATA

             The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be used in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8 of this report, respectively.

                       1994         1993         1992          1991            1990

Total revenue           $4,286,787  $ 4,799,332  $ 5,396,406   $  5,681,346    $ 6,112,643

Income (loss) before
 loss on foreclosure      (409,938)      53,862     (994,525)      (893,791)    (1,922,917)

Loss on foreclosure           -            -           -         (1,668,385)         -

Net income (loss)         (409,938)      53,862     (994,525)    (2,562,176)    (1,922,917)

Net income (loss)
  allocated to:

 Investor Limited
 Partners:
  Income (loss) before
   loss on foreclosure    (405,839)      53,323     (984,580)      (884,853)    (1,903,688)
  Per Unit                  (14.93)        1.96       (36.22)        (32.55)        (70.03)
  Loss on foreclosure          -           -           -         (1,651,701)          -
  Per Unit                     -           -           -             (60.76)
  Net income (loss)       (405,839)      53,323     (984,580)    (2,536,554)    (1,903,688)
  Per Unit                  (14.93)        1.96       (36.22)        (93.31)        (70.03)

 General Partners:
  Income (loss) before
   loss on foreclosure      (4,099)         539       (9,945)        (8,938)       (19,229)
  Loss on foreclosure         -            -           -            (16,684)         -
  Net income (loss)         (4,099)         539       (9,945)       (25,622)       (19,229)

Total assets            $18,336,983 $18,729,696  $24,239,479    $25,444,546    $35,992,422

Long-term obligations   $12,745,312 $ 8,364,761  $17,226,999    $17,484,896    $17,684,937
Distributions to:
 Investor Limited
  Partners                  135,920        -           -             -               -
 Per Unit                      5.00        -           -             -               -

 Original Limited
  Partner                    12,082        -           -             -               -

 General Partners             3,020        -           -             -               -

Operations results for the periods presented are not comparable due to the following events:

(1)       Westbrook Place and Willow Cove Apartments were sold July 1, 1993.

(2)       Richland Mall was foreclosed upon on June 4, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the partnership agreement, will then be available for distribution to the Partners. In 1994, the General Partners determined that there was sufficient Distributable Cash Flow to reinstate distributions. These distributions commenced in August 1994 and are expected to continue in 1995.

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

    In 1995, Courtyards and Windsor are scheduled to have capital improvement expenditures totaling $140,000 and $92,000, respectively. These are routine improvements to maintain the appearance of the properties in an effort to remain competitive in the real estate market.

Cash Flow

    Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the year ended December 31, 1994:

                                                     Rounded to $1,000

   Net loss for tax purposes                             $ (480,000)

   Items not requiring (requiring) the use of operating
    funds:
      Tax basis depreciation and amortization             1,367,000
      Principal payments on mortgage notes payable         (145,000)
      Capital improvement expenditures                     (222,000)
      Replacement reserves for capital improvement
         expenditures                                        (4,000)
      Working capital reserves                             (214,000)

   Cash Flow                                             $  302,000

Operations

    The following discussion relates to the operations of the Partnership and its properties (Courtyards Village, Nora Corners, Westbrook and Windsor Apartments) for the years ended December 31, 1994, 1993, and 1992 or portion thereof. The sale of Westbrook, effective July 1, 1993, significantly impacted the comparability of the Partnership's operations.

1994 versus 1993

    During 1994, as compared to 1993, rental revenues increased by $198,000, excluding $714,000 of revenue generated by Westbrook in 1993. This was primarily due to improved occupancy as well as increased rental rates at Courtyards and Windsor. Interior and exterior painting improvements and carpentry renovations, started in 1993 at Courtyards and Windsor, were completed in the first quarter of 1994. Landscaping and parking lot upgrades were also implemented at Courtyards in 1993. These improvements allowed the Partnership to obtain the rental increases at both properties. Occupancy at Windsor increased due to the stabilization of the Dallas economy, with home purchasing leveling off. As a result, all rental concessions at Windsor were eliminated in the first quarter of 1994. At Courtyards, rental concessions were reduced as a result of the improved occupancy. The Partnership's commercial property, Nora Corners, is maintaining its high occupancy with the signing of two new tenants in the first quarter of 1994, D.L. Lowry Salon, a hair salon and Food King, a chinese food restaurant.

    Property expenses for 1994, as compared to 1993 (excluding Westbrook), increased by $30,000. The increase was primarily due to higher operating expenses for the snow removal costs incurred at Courtyards and Nora Corners as a result of the heavy snow storms last winter.

1993 versus 1992

    Rental revenues between the years ending 1993 and 1992, excluding Westbrook's revenues earned in the third and fourth quarters of 1992, of $686,000, increased by $92,000. The primary reasons for the increase in revenue were stronger occupancy and increased rental rates at Courtyards Village. Windsor Apartments had encountered competition from the affordable first-time home buyers' market in the Dallas/Fort Worth area in 1993. This property's potential was being maximized, however, by increased rental rates on one-bedroom unit types, which had a strong market demand.

    For the years ended December 31, 1993 and 1992, property expenses, excluding Westbrook's expenses during the third and fourth quarters of 1992, remained stable with the exception of maintenance and repairs. These expenses increased in 1993 as a result of extensive interior and extensive painting at Courtyards and Windsor.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                  PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation which is a General Partner of the Partnership and is a general partner of The Krupp Company Limited Partnership-II, the other General Partner of the
Partnership, is as follows:

                                               Position with
                 Name and Age                  The Krupp Corporation

                 Douglas Krupp (48)            Co-Chairman of the Board

                 George Krupp (50)             Co-Chairman of the Board

                 Laurence Gerber (38)          President

                 Marianne Pritchard (45)       Treasurer

                 Ross V. Keeler (46)           Executive Vice President

                 Frank Apeseche (37)           Executive Vice President

          Douglas Krupp has been Co-Chairman of The Berkshire Group (formally The Krupp Companies) since its formation in 1969. He has been primarily responsible for overseeing the acquisition, disposition and financing of properties by the entities sponsored by The Berkshire Group and their affiliates. In addition, since 1987 Mr. Krupp has been responsible for founding and overseeing through the start-up phase certain new business ventures including the healthcare and construction businesses of The Berkshire Group. He is a graduate of Bryant College in Rhode Island. In 1989, he received an honorary Doctor of Science in Business Administration degree from Bryant College and he also serves as a Trustee of Bryant College. Douglas Krupp is the brother of George Krupp.
          George Krupp has been Co-Chairman of The Berkshire Group since its formation in 1969. His efforts over the years have encompassed the broad spectrum of The Berkshire Group's activities including responsibility for the real estate operations of The Berkshire Group through mid-1991, and he continues to be involved in strategic planning. He attended the University of Pennsylvania prior to joining his brother, Douglas Krupp, in the real estate business in 1966. Mr. Krupp currently serves as Chairman of the Board and a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II, and Chairman of the Board and a director of Berkshire Realty Company, Inc.

          Laurence Gerber has been President and Chief Executive Officer of The Berkshire Group since 1991. He previously served from 1987 to 1991 as President of Berkshire Financial Company with overall responsibility for marketing, mortgage banking, product development and corporate financing, and also worked on strategic planning. Prior to that, he served as Executive Vice President, Acquisitions and, prior to that, as Senior Vice President and Chief Planning Officer since joining the firm in January 1984. Before joining the firm, Mr. Gerber was a management consultant with Bain & Co. headquartered in Boston, since July 1982. Prior to that, he was a Senior Tax Accountant with Arthur Andersen & Co., an international accounting and consulting firm, in New York. He has a B.S. degree in economics with high honors from the University of Pennsylvania Wharton School and an M.B.A. degree with High Distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber serves as President and a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II, and as President and a director of Berkshire Realty Company, Inc.

          Marianne Pritchard, Treasurer of The Krupp Corporation and Senior Vice-President, has been Chief Financial and Accounting Officer of Berkshire Realty Affiliates since rejoining The Berkshire Group in August, 1991. Prior to rejoining The Berkshire Group, she was Vice President and Controller for Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company from July 1989 to August 1991. Prior to Liberty, Ms. Pritchard held the position of Controller/Treasurer of Berkshire Mortgage Finance from April 1987 to July 1989. Prior to that, Ms. Pritchard was Senior Audit Manager with Deloitte and Touche, an international accounting and consulting firm. She is a Certified Public Accountant and received her B.B.A. degree in Accounting from the University of Texas.

          Ross V. Keeler is President of Berkshire Investment Advisors and an Executive Vice-President of The Berkshire Group. Prior to joining The Berkshire Group in November 1984, he served as Executive Vice President of Marketing and a member of the Board of Directors at First Capital Companies, a national syndicator of real estate investments. Prior to that, Mr. Keeler served as President of State Financial Corporation, a company which originated specialized leases on major equipment for municipalities. He received a B.S. degree in finance with honors from the University of Florida and received an M.B.A. degree with scholastic honors from the University of Southern California.

          Frank Apeseche was appointed Executive Vice President and Chief Financial Officer of The Berkshire Group on January 1, 1993. He oversees strategic planning, tax planning, corporate finance and product development for The Berkshire Group. Before joining the firm in 1986, Mr. Apeseche was a manager at Arthur Andersen & Co., an international accounting and consulting firm. Mr. Apeseche holds a B.A. degree with High Distinction from Cornell University and an M.B.A. degree with honors from the University of Michigan.

ITEM 11.  EXECUTIVE COMPENSATION

          The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of December 31, 1994, no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 27,184 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this Item is contained in Note I to Financial Statements included in Appendix A to this report.


                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   Financial Statements - see Index to Financial Statements and
              Financial Statement Schedule included under Item 8, Appendix
              A, on page F-2 to this report.

    2. Financial Statement Schedules - see Index to Financial Statements and Financial Statement Schedule included under Item 8, Appendix A, on page F-2 to this report. All other schedules are omitted as they are not applicable or not required or the information is provided in the Financial Statements or the Notes thereto.

(b)      Exhibits:

         Number and Description
         Under Regulation S-K

         The following reflects all applicable exhibits required under
         Item 601 of Regulation S-K:

         (4) Instruments defining the rights of security holders including indentures:

                (4.1) Amended Agreement of Limited Partnership dated as of
                      October 23, 1984 [Exhibit A to Prospectus included in Registrant's Registration Statement on Form S-11 (File 2-92889)].*
                (4.2) Thirty-Second Amendment and Restatement of Certificate
                      of Limited Partnership filed with the Massachusetts Secretary of State on June 4, 1986 [Exhibit 4.2 to Registrant's Report on Form 10-K dated October 31, 1986 (File No. 0-14377)].*

         (10)   Material Contracts

                Windsor Apartments

                (10.1) Purchase and Sale Agreement dated June 3, 1983 between Douglas Krupp, on behalf of himself and others, and Garland Land Joint Venture [Exhibit 1 to Registrant's Report on Form 8-K dated December 27, 1984 (File No. 2-92889)].*

                (10.2) Management Agreement dated December 27, 1984 between Krupp Realty Limited Partnership-VII, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 10.4 to Registrant's Report on Form 10-K for the fiscal year ended October 31, 1984 (File No. 2-92889)].*

                (10.3) Promissory Note dated April 13, 1994 by and between Windsor Partners Limited Partnership and Sun Life Insurance Company of America [Exhibit
                         10.1 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-14377)].*

                (10.4) Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated April 13, 1994 from the grantor, Windsor Partners Limited Partnership, to the Trustee, Brian C. Rider [Exhibit 10.2 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-14377)].*

                Courtyards Village East Apartments

                (10.5) Purchase and Sale Agreement dated October 12, 1984 between Douglas Krupp on behalf of himself and others, and The Courtyards Village and The Courtyards Village Inn-East Apartments Partnership [Exhibit 1 to Registrant's Report on Form 8-K dated April 1, 1985 (File 2-92889)].*

                   (10.6) Amended Trust Agreement dated May 6, 1976 between The Courtyards Village and The
                               Courtyards Village Inn-East      Apartments
                               Partnership and American National Bank and
                               Trust Company of Chicago [Exhibit 2 to
                               Registrant's Report on Form 8-K dated April
                               1, 1985 (File No. 2-92889)].*

                   (10.7) Assignment of Trust of American National Bank and Trust Company of Chicago dated April 1, 1985 [Exhibit 3 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.8) Mortgage Note dated January 1, 1973 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Company [Exhibit 4 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.9) Modification Agreement dated May 1, 1975 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation. [Exhibit 5 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.10) Mortgage Note dated May 18, 1976 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Company [Exhibit 6 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.11) Mortgage Agreement dated May 18, 1976 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation [Exhibit 7 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.12) Amended HUD Regulatory Agreement dated May 18, 1976 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation [Exhibit 8 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.13) Consolidation Agreement dated June 14, 1976 between American Bank and Trust Company of Chicago, as Trustee, and Republic Realty Mortgage Corporation [Exhibit 9 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.14) Management Agreement dated April 1, 1985 between Krupp Realty Limited Partnership-VII, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. {Exhibit 10.20 to Registrant's Report on Form 10-K for the year ended October 31, 1985 (File No. 2-92889)].*

                   Nora Corners Shopping Center

                   (10.15) Purchase and Sale Agreement dated June 16, 1986 between Douglas Krupp, on behalf of himself and others and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 1 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.16) Amendment to Purchase and Sale Agreement dated August 29, 1986 between Douglas Krupp, on behalf of himself and others (assigned to Krupp Realty Limited Partnership-VII), and Nora Corners Building Associates, Ltd., and Illinois limited partnership [Exhibit 2 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.17) Property Management Agreement dated September 24, 1986 between Krupp Realty Limited Partnership-VII, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM") Berkshire Property Management Company, as Agent [Exhibit 10.36 to Registrant's Report on Form 10-K dated October 31, 1987 (File No. 0-14377)].*

                   (10.18) Special Warranty Deed dated September 24, 1986 between Krupp Realty Limited Partnership-VII and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 8 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.19) Land Lease dated October 11, 1962 between Cornelius M. and Wilma Brown (lessor) and Burger Chef Systems, Inc., an Indiana corporation (lessee) [Exhibit 9 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.20) Notice of Lease dated September 23, 1963 between Cornelius M. and Wilma Brown (lessor) and Burger Chef Systems, Inc., an Indiana corporation (lessee) [Exhibit 10 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.21) Assignment of Lease dated September 24, 1986 between Krupp Realty Limited Partnership-VII and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 11 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.22) Promissory Note dated September 27, 1994, effective October 6, 1994, by and between Krupp Realty Limited Partnership-VII and John Hancock Mutual Life Insurance Company. (File No. 0-14377).+

                   (10.23) Mortgage, Security Agreement, Assignment of Leases and Fixture Filing dated September 27, 1994, effective October 6, 1994, by and between Krupp Realty Limited Partnership-VII and John Hancock Mutual Life Insurance Company. (File No. 0-14377).+

                   + Filed herein
                   * Incorporated by reference

(c)  Reports on Form 8-K

    During the last quarter of the year ended December 31, 1994, the Partnership filed no reports on Form 8-K.

                                 SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1995.

                   KRUPP REALTY LIMITED PARTNERSHIP-VII
                   By: The Krupp Corporation, a General
                       Partner



                                        By:  /s/George Krupp
                                             George Krupp, Co-Chairman
                                             (Principal Executive Officer)
                                             and Director of The Krupp
                                             Corporation


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of March, 1995.

Signatures      Title(s)




/s/Douglas Krupp   Co-Chairman (Principal Executive Officer)
Douglas Krupp      and Director of The Krupp Corporation, a General Partner.


/s/George Krupp    Co-Chairman (Principal Executive Officer)
George Krupp       and Director of The Krupp Corporation, a General Partner.

/s/Laurence Gerber  President of The Krupp Corporation, a
Laurence Gerber     General Partner.

/s/Marianne PritchardTreasurer and Chief Accounting Officer of
Marianne Pritchard   The Krupp Corporation, a General Partner.

                                 APPENDIX A

                    KRUPP REALTY LIMITED PARTNERSHIP-VII




                      FINANCIAL STATEMENTS AND SCHEDULE
                             ITEM 8 OF FORM 10-K

           ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                    For the Year Ended December 31, 1994

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants                                        F-3

Balance Sheets at December 31, 1994 and 1993                             F-4

Statements of Operations for the years ended December 31, 1994, 1993
and 1992                                                                 F-5

Statements of Changes in Partners' Equity for the years ended
December 31, 1994, 1993 and 1992                                         F-6

Statements of Cash Flows for the years ended December 31, 1994,
1993 and 1992                                                            F-7

Notes to Financial Statements                                     F-8 - F-13

Schedule III - Real Estate and Accumulated Depreciation          F-14 - F-15



All other schedules are omitted as they are not applicable, not required, or the information is provided in the financial statements or the notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Krupp Realty Limited Partnership-VII:

             We have audited the financial statements and financial statement schedule of Krupp Realty Limited Partnership-VII (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership-VII as of December 31, 1994 and 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.


Boston, Massachusetts          COOPERS & LYBRAND L.L.P.
January 31, 1995

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

                               BALANCE SHEETS
                         December 31, 1994 and 1993



                                    ASSETS
                                                         1994               1993

Multi-family apartment complexes, net of
 accumulated depreciation of $8,664,936 and
 $7,820,288, respectively (Note D)                 $ 9,665,226       $10,349,433
Retail center, net of accumulated
 depreciation of $2,896,863 and $2,513,207,
 respectively (Notes D and H)                        6,724,369         7,046,517

      Total real estate assets                      16,389,595        17,395,950

Cash and cash equivalents                            1,021,464           840,798
Cash restricted for tenant security deposits            55,084            61,363
Cash restricted for capital improvements (Note D)       54,189            57,748
Prepaid expenses and other assets (Note I)             555,508           327,862
Deferred expenses, net of accumulated
   amortization of $19,538 and $259,055,
   respectively (Note I)                               261,143            45,975

      Total assets                                 $18,336,983       $18,729,696



                      LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable (Notes C and D)             $12,912,152       $12,682,032
Accrued expenses and other liabilities (Note E)        762,988           824,861

      Total liabilities                             13,675,140        13,506,893

Commitment (Note F)

Partners' equity (Note F)                            4,661,843         5,222,803

      Total liabilities and partners' equity       $18,336,983       $18,729,696

                   The accompanying notes are an integral
                      part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                          STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 1994, 1993 and 1992

                                            1994           1993        1992

Revenue:
   Rental (Note G)                       $4,258,043     $4,774,332   $5,368,654
   Interest income                           28,744         25,144       27,752

         Total revenue                    4,286,787      4,799,476    5,396,406

Expenses:
   Operating (including reimbursements
      to affiliates of $163,679, $202,702
      and $241,617, respectively)
      (Notes H and I)                     1,180,879      1,496,981    1,828,472
   Maintenance                              331,826        497,049      571,960
   Real estate taxes                        404,887        464,734      514,263
   Management fees to an affiliate          176,861        208,563      240,254
   Depreciation and amortization          1,293,815      1,387,232    1,481,594
   Interest (Note D)                      1,230,723      1,446,343    1,663,136
   General and administrative (including
      reimbursements to affiliates of $46,315
      $51,519 and $41,005, respectively)
      (Note I)                               77,734         88,080       91,252

         Total expenses                   4,696,725      5,588,982    6,390,931

Net loss before gain on sale of
 Westbrook                                 (409,938)      (789,506)    (994,525)

Gain on sale of Westbrook (Note C)             -           843,368       -

   Net income (loss) (Note J):           $ (409,938)    $   53,862   $ (994,525)

Allocation of net income (loss) (Note F):
   Per Unit of Investor Limited Partner
      Interest (27,184 Units outstanding):
         Loss before gain on sale
         of Westbrook                    $   (14.93)    $    (28.75) $   (36.22)
         Gain on sale of Westbrook              -             30.71      -

         Net income (loss)               $   (14.93)    $      1.96  $   (36.22)

   General Partners:
      Loss before gain on sale of
      Westbrook                          $   (4,099)    $    (7,895)   $ (9,945)
      Gain on sale of Westbrook                -              8,434      -

         Net income (loss)               $   (4,099)    $       539  $   (9,945)


                   The accompanying notes are an integral
                      part of the financial statements.

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY
            For the Years Ended December 31, 1994, 1993 and 1992


                                Investor      Original                       Total
                                Limited       Limited        General        Partners'
                                Partners      Partner       Partners         Equity


Balance at December 31, 1991  $6,647,930     $(277,053)     $(207,411)     $6,163,466

Net loss                        (984,580)         -            (9,945)       (994,525)

Balance at December 31, 1992   5,663,350      (277,053)      (217,356)      5,168,941

Net income                        53,323          -               539          53,862

Balance at December 31, 1993   5,716,673      (277,053)      (216,817)      5,222,803

Distribution                    (135,920)      (12,082)        (3,020)       (151,022)

Net loss                        (405,839)          -           (4,099)       (409,938)

Balance at December 31, 1994  $5,174,914     $(289,135)     $(223,936)     $4,661,843

                   The accompanying notes are an integral
                      part of the financial statements.

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

                          STATEMENTS OF CASH FLOWS
            For the Years Ended December 31, 1994, 1993 and 1992


                                                        1993         1992         1994


Operating activities:
    Net income (loss)                               $  (409,938)  $   53,862   $ (994,525)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
          Gain on sale of Westbrook                        -        (843,368)       -
          Depreciation and amortization               1,293,815    1,387,232    1,485,409
          Decrease in restricted cash                      -           -          100,000
          Decrease (increase) in tenant security
             deposits                                     6,279       21,472       (2,466)
          Decrease (increase) in prepaid expenses
             and other assets                          (227,646)      67,570        4,675
          Increase (decrease) in accrued expenses
             and other liabilities                      (61,873)      91,295       34,084

             Net cash provided by operating
             activities                                 600,637      778,063      627,177

Investing activities:
    Additions to fixed assets                          (221,949)    (333,793)    (351,412)
    Decrease in cash restricted for capital
       improvements                                       3,559       91,925        2,547
    Proceeds from sale of Westbrook                        -          75,000        -

             Net cash used in investing activities     (218,390)    (166,868)    (348,865)

Financing activities:
    Principal payments on mortgage notes
       payable                                         (145,050)    (157,909)    (244,626)
    Proceeds from mortgage notes payable              9,550,000         -             -
    Repayment of mortgage notes payable              (9,174,830)        -             -
    Increase in deferred expenses                      (280,679)        -             -
    Distributions                                      (151,022)        -             -

             Net cash used in financing activities     (201,581)    (157,909)    (244,626)

Net increase in cash and cash equivalents               180,666      453,286       33,686

Cash beginning of year                                  840,798      387,512      353,826

Cash and cash equivalents, end of year              $ 1,021,464   $  840,798   $  387,512

Supplemental schedule of noncash investing and financing activities:

The Partnership sold Westbrook on July 1, 1993 for net proceeds of $75,000 and retirement of all related debt as shown below:

First mortgage and accrued interest payable                       $3,799,398
Second mortgage payable                                            1,600,000
Cash proceeds                                                         75,000
Net book value of property sold                                   (4,631,030)

Gain on sale of Westbrook                                         $  843,368


                   The accompanying notes are an integral
                      part of the financial statements.

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

                        NOTES TO FINANCIAL STATEMENTS
                               ______________

A.  Organization

    Krupp Realty Limited Partnership-VII (the "Partnership") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. The Partnership terminates on December 31, 2025 unless earlier terminated upon the occurrence of certain events as set forth in the Partnership Agreement. The Partnership has issued all of the General Partner Interests to two General Partners, The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership, in exchange for capital contributions aggregating $1,000. In addition, the General Partners were required to make additional capital contributions of $135,891 which were used to pay organization and offering costs in excess of 5% of the gross proceeds of the offering. Except under certain limited circumstances upon termination of the Partnership, the General Partners are not required to make any other additional capital contributions.

    The Partnership has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II in exchange for a capital contribution of $4,000.

    On November 2, 1984, the Partnership commenced an offering of up to 40,000 units of Investor Limited Partner Interest (the "Units") for $1,000 per Unit. The public offering was closed on April 25, 1986, at which time 27,184 Units had been sold for $27,184,000.

B.  Significant Accounting Policies

    The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (Note J):

             Cash Equivalents

             The Partnership includes all short-term investments with original maturities of three months or less at the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates market values.

             Rental Revenues

             Residential and commercial leases require the payment of base rent monthly in advance. Rental revenues are recorded on the
             accrual basis.   Commercial leases generally contain provisions
             for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears.

             Depreciation

             Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

                Buildings and improvements           3 to 39 years

                Equipment, furnishings and fixtures  3 to  5 years

             The Partnership recorded depreciation expense of $1,228,304, $1,336,628 and $1,428,711, respectively, during the years ended December 31, 1994, 1993 and 1992.

                                  Continued

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

B.  Significant Accounting Policies, Continued

             Leasing Commissions

             Leasing commissions on commercial properties are deferred and amortized over the life of the related lease.

             Deferred Expenses

             Costs incurred to obtain the mortgages on the properties are being amortized over the term of the mortgage notes using the straight line method.

             Income Taxes

             The Partnership is not liable for federal or state income taxes as the Partnership income or loss is allocated to the Partners for income tax purposes. In the event that the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and the examination results in a change in the Partnership taxable income or loss, such change will be reported to the Partners.

             Reclassifications

             Certain prior year balances have been reclassified to conform with current year financial statement presentation.

C.  Sale of Westbrook Place/Willow Cove Apartments

    On July 13, 1993 and effective July 1, 1993, the Partnership sold Westbrook to the holder of the non-recourse first mortgage note on Westbrook, MXM Mortgage Corporation ("MXM"), subject to all mortgage debt collateralized by these properties. This sale was coincident with the sales to MXM of five additional properties in partnerships affiliated with the General Partners of the Partnership for which MXM was also the mortgage note holder.

    The sale was the ultimate resolution to two years of continued negotiations with MXM on potential refinancing options on the properties. MXM was unwilling to accept any proposals or negotiate any favorable terms. MXM alleged that a default existed regarding the mortgage note and threatened litigation. The General Partners felt it was in the best interest of the Partnership to negotiate a sale given the expense of litigation and, more significantly, that the total debt on Westbrook exceeded the value of the property. This situation was not expected to improve by 1995 when the MXM mortgage note was due. Willow Cove adjoins Westbrook and the Partnership operated these properties as one, therefore, the Partnership included Willow Cove in the negotiations as Willow Cove would no longer benefit from the savings allowed by shared amenities.

    The net book value of the properties was $4,631,030 at the date of the sale which resulted in a gain of $843,368 for financial reporting purposes.

                                  Continued

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

D.  Mortgage Notes Payable

    Substantially, all of the property owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at December 31, 1994 and 1993. Mortgage notes payable consist of the following:

                                                      Annual
                                                     Interest
                                 Principal              Rate
       Property             1994          1993      1994   1993   Maturity Date

   Courtyards Village
     East Apartments    $ 3,392,345   $ 3,469,969   7%    7%      September, 2014

   Nora Corners
      Shopping Center     4,242,390     4,179,672   9%    10.5%   October, 2004

   Windsor Apartments     5,277,417     5,032,391   9.25% 10.3%   May, 2001

                        $12,912,152   $12,682,032

             Courtyards Village East Apartments

                The non-recourse mortgage note payable requires equal monthly installments of $26,506, consisting of principal and interest. In addition, the Partnership is required to pay a monthly deposit of $2,000 to an escrow account to be used for future property replacements and improvements, and a mortgage insurance premium equal to .5% per annum of the outstanding principal balance. As of December 31, 1994, the mortgage provides for prepayment subject to a penalty equal to 1/4 of 1% of the excess prepaid above 15% of the original principal amount. The prepayment percentage shall decrease by 1/8 of 1% annually each year on December 1st. After December 1, 1996, the mortgage may be prepaid without penalty.

             Nora Corners Shopping Center

                On October 6, 1994, the Partnership refinanced Nora Corners mortgage note for $4,250,000. The new non-recourse mortgage note is payable, based on a 25-year amortization, in equal monthly installments of $35,666, consisting of principal and interest. At maturity, all unpaid principal (approximately $3,526,000) and any accrued interest is due. After October 1, 1998, the note may be prepaid subject to a prepayment penalty. The Partnership paid refinancing costs of $116,645.

                The original non-recourse mortgage note had a balance of $4,156,857 that was repaid from the proceeds of the refinancing. The original note had an interest rate of 10.5% per annum and was payable in equal monthly installments of $39,338, consisting of principal and interest.


                                  Continued

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

D. Mortgage Notes Payable - Continued

              Windsor Apartments

                On April 13, 1994, the Partnership
                refinanced Windsor Apartments mortgage note for $5,300,000. The new non-recourse mortgage note is payable, based on a 30-year amortization, in equal monthly installments of $43,602, consisting of principal and interest. At maturity, all unpaid principal (approximately $5,021,000) and any accrued interest is due. After October 13, 1997, the note may be prepaid subject to a prepayment penalty. The Partnership paid refinancing costs of $164,033.

                The original non-recourse mortgage note had a balance of $5,017,973 that was repaid from the proceeds of the refinancing. The original note had an interest rate of 10.3% per annum and was payable in equal monthly installments of $47,960, consisting of principal and interest.

             The aggregate principal amounts of borrowings due during the five years ending December 31, 1999 are $166,840, $180,809, $195,968, $212,423, and $230,284.

             The Partnership paid interest on its borrowings in the amounts of $1,210,975, $1,366,046 and $1,516,315 during the years ended
             December 31, 1994, 1993 and 1992, respectively.

E.           Accrued Expenses and Other Liabilities

             Accrued expenses and other liabilities consist of the following at December 31, 1994 and 1993:

                                                      1994             1993

        Accrued real estate taxes                   $392,338         $376,605
        Other liabilities                            257,155          346,564
        Tenant security deposits                      88,303          101,580
        Accounts payable                              25,192              112
                                                    $762,988         $824,861

F.  Partners' Equity

    Under the terms of the Partnership Agreement, losses from operations are allocated 99% to the Investor Limited Partners and 1% to the General Partners and profits from operations are allocated 90% to the Investor Limited Partners, 8% to the Original Limited Partner and 2% to the General Partners until such time that the Investor Limited Partners have received a return of their total invested capital plus a 9% per annum cumulative return thereon and thereafter, 69% to the Investor Limited Partners, 25% to the Original Limited Partner and 6% to the General Partners.

    Under the terms of the Partnership Agreement, cash distributions are generally made on the same basis as the allocations of profits described above. Distributions from a sale, exchange, refinancing, or other disposition of a property or upon the termination of the Partnership are to be allocated differently than that described above and will be made in part after payment by the Partnership of a certain subordinated financial consulting fee as described below.


                                  Continued

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

F.  Partners' Equity - Continued

    The Partnership entered into a sales agent agreement for the public offering of Units. Under that Agreement, the Partnership was required to pay to the sales agent underwriting commissions and related financial consulting fees equal to 9% of the gross proceeds from the offering. In addition, the sales agent will be entitled to receive, over the life of the Partnership, a subordinated financial consulting fee based upon the net cash proceeds received by the Partnership as a result of sales and refinancings of Partnership properties, which fee shall be in an amount not exceeding 1.5% of the gross proceeds of the offering of Units. No such fees will, however, be payable unless and until all Partners have received their Invested Capital and the Investor Limited Partners have received a 9% per annum cumulative return.

    As of December 31, 1994, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                             Investor      Original              Total
                             Limited       Limited    General    Partners'
                             Partners      Partner    Partners   Equity

   Capital contributions   $ 27,184,000   $   4,000  $ 136,891  $ 27,324,891

   Syndication costs         (3,697,375)      -       (135,891)   (3,833,266)

   Cash distributions        (3,297,777)   (293,135)   (73,281)   (3,664,193)

   Net loss from Capital
    Transactions               (816,767)      -         (8,250)     (825,017)

   Net loss from
     operations             (14,197,167)      -       (143,405)  (14,340,572)

     Total                 $  5,174,914   $(289,135) $(223,936) $  4,661,843

G.  Future Base Rents Due Under Commercial Operating Leases

    Future base rents due under non-cancelable commercial operating leases in the five years 1995 through 1999 are as follows:

                   1995              $879,800
                   1996               822,500
                   1997               754,500
                   1998               673,600
                   1999               576,500
H.  Leases

    Nora Corners is situated on 11.21 acres. Seven acres are owned by certain parties having no affiliation with the Partnership and are leased to the Partnership subject to a 99-year land lease which expires in 2061. The land lease requires annual rental payments of $17,280 from 1987 through 2012, $20,180 from 2012 through 2037, and $23,040 from 2037 through 2061. Under the terms of the land lease, the lessee may assign its rights to a subsequent purchaser of the property. Total rental expense related to the land lease charged to operations for each of the years ended December 31, 1994, 1993 and 1992 was $17,280.
                                  Continued

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

I.  Related Party Transactions

    The Partnership has entered into agreements under which property management fees are paid to an affiliate for services as management agent for the properties. Such agreements provide for management fees payable monthly at the rate of up to 5% of the gross receipts from residential properties under management and up to 4% of the gross receipts from commercial properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the properties including accounting, computer, insurance, travel, legal and payroll, as well as the preparation and mailing of reports and other communications to the Limited Partners. Any such amounts relating to the foregoing are presented on the face of the Statement of Operations.

    For the years ended December 31, 1994, 1993 and 1992 amounts accrued or paid to affiliates of the General Partners relating to refinancing and disposition activities were $45,814, $7,568 and $5,668, respectively.

J.  Federal Income Taxes

    For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.

    The reconciliation of the net loss reported in the accompanying statement of operations with the net loss to be reported in the Partnership's 1994 federal income tax return follows:

     Net loss per statement of operations                     $(409,938)

        Less: Difference in book to tax depreciation and
                 amortization                                   (73,351)
               Rental adjustment required by Generally
                 Accepted Accounting Principles                   3,344

      Net loss for federal income tax purposes                $(479,945)

    The allocation of the net loss for federal income tax purposes for the year ended December 31, 1994 is as follows:

                             Portfolio      Passive
                              Income          Loss         Total

  General Partners           $   288      $  (5,087)    $  (4,799)

  Original Limited Partner       -             -             -

  Investor Limited Partners   28,455       (503,601)     (475,146)

                             $28,743      $(508,688)    $(479,945)

    For the years ended December 31, 1994, 1993 and 1992, the per Unit net loss to the Investor Limited Partners for federal income tax purposes was $17.48, $6.82 and $43.16, respectively.

                    KRUPP REALTY LIMITED PARTNERSHIP-VII

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1994


                                                            Costs
                                                         Capitalized
                                                         Subsequent to
                            Initial Cost to Partnership   Acquisition
                                          Buildings &     Buildings &     Depreciable
Description    Encumbrances      Land     Improvements    Improvements        Life

Courtyards
East
Apartments
Naperville,
Illinois       $ 3,392,345    $  487,529  $ 6,486,198    $1,037,449      3 to 25 Years


Nora Corners
Shopping Center
Indianapolis,
Indiana          4,242,390       775,345    8,240,342       605,545      2 to 39 Years

Windsor
Apartments
Garland,
Texas            5,277,417       696,362    9,251,669       370,955      3 to 25 Years

   Total:      $12,912,152    $1,959,236  $23,978,209    $2,013,949




                       Gross Amounts Carried at
                              End of Year

                                 Buildings                                   Year
                                   and                       Accumulated Construction    Date
 Description        Land       Improvements      Total       Deprecation  Completed     Acquired

 Courtyards
 Village East
 Apartments
 Naperville,
 Illinois       $  487,529     $ 7,523,647    $ 8,011,176    $ 3,793,159     1973       4/1/85


 Nora Corners
 Shopping Center
 Indianapolis,
 Indiana           775,345       8,845,887      9,621,232      2,896,863     1985       9/24/86

 Windsor
 Apartments
 Garland,
 Texas             696,362       9,622,624     10,318,986      4,871,777     1984       12/27/84

     Total:     $1,959,236     $25,992,158    $27,951,394    $11,561,799

                                  Continued

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  (Continued)

                               December 31, 1994



    Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1994:

                                      1994           1993          1992

   Real Estate

   Balance at beginning of year   $27,729,445    $35,690,227   $35,338,815

   Acquisition and improvements       221,949        333,791       351,412

   Sales, foreclosure and
     retirements                         -        (8,294,573)       -

   Balance at end of year         $27,951,394    $27,729,445   $35,690,227

   Accumulated Depreciation

   Balance at beginning of year   $10,333,495    $12,646,631   $11,217,920

   Depreciation expense             1,228,304      1,336,628     1,428,711

   Sales, foreclosure and
     retirements                         -        (3,649,764)       -

   Balance at end of year         $11,561,799    $10,333,495   $12,646,631

Note: The aggregate cost of the Partnership's real estate for federal income tax purposes is $27,922,587, and the aggregate accumulated depreciation for federal income tax purposes is $15,637,727.