Form 10-K/A
KRUPP REALTY LTD PARTNERSHIP VII
filed 1995-03-31
CIK 751570

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-K-A

                        AMENDMENT NO. 1

(Mark One)

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

This amendment is being filed to submit the following exhibits listed below:


(b)     Exhibits:

         Number and Description
         Under Regulation S-K

         The following reflects all applicable exhibits required under
         Item 601 of Regulation S-K:


         (10)   Material Contracts


                Nora Corners Shopping Center


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

                                 SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.

                   KRUPP REALTY LIMITED PARTNERSHIP-VII
                   By: The Krupp Corporation, a General
                       Partner



                                        By:  /s/George Krupp
                                             George Krupp, Co-Chairman
                                             (Principal Executive Officer)
                                             and Director of The Krupp
                                             Corporation


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 1995.

Signatures      Title(s)




/s/Douglas Krupp  Co-Chairman (Principal Executive Officer)
Douglas Krupp     and Director of The Krupp Corporation, a General Partner.



/s/George Krupp    Co-Chairman (Principal Executive Officer)
George Krupp       and Director of The Krupp Corporation, a General Partner.



/s/Laurence Gerber  President of The Krupp Corporation, a
Laurence Gerber      General Partner.


/s/Marianne Pritchard  Treasurer and Chief Accounting Officer of
Marianne Pritchard     The Krupp Corporation, a General Partner