Form 10-K/A
period 1994-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1995-04-24
CIK 751570

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

(Registrant's telephone number, including area code)(617) 423-233


This amendment is being filed to submit the Financial Data
Schedule.

                          SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21th day of April, 1995.

               KRUPP REALTY LIMITED PARTNERSHIP-VII
               By: The Krupp Corporation, a General
                   Partner



              By: /s/Marianne Pritchard
                  Treasurer and Chief Accounting Officer
                  The Krupp Corporation, a General Partner