Form 10-Q
period 1995-03-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1995-05-05
CIK 751570

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995

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

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   KRUPP REALTY LIMITED PARTNERSHIP-VII

                              BALANCE SHEETS

                                  ASSETS

                                                 March 31,     December 31,
                                                    1995           1994

Multi-family apartment complexes, net of
   accumulated depreciation of $8,873,331
   and $8,664,936, respectively                 $ 9,489,144    $ 9,665,226
Retail center, net of accumulated
   depreciation of $2,993,100 and $2,896,863,
   respectively                                   6,629,406      6,724,369

      Total real estate assets                   16,118,550     16,389,595

Cash and cash equivalents                           935,363      1,021,464
Cash restricted for tenant security deposits         40,831         55,084
Cash restricted for capital improvements             52,784         54,189
Prepaid expenses and other assets                   547,530        555,508
Deferred expenses, net of accumulated
   amortization of $28,567 and $19,538,
   respectively                                     257,589        261,143

      Total assets                              $17,952,647    $18,336,983


                      LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                          $12,871,418    $12,912,152
Accrued expenses and other liabilities              683,589        762,988

      Total liabilities                          13,555,007     13,675,140

Partners' equity (Note 2)                         4,397,640      4,661,843

      Total liabilities and partners' equity    $17,952,647    $18,336,983

                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                           STATEMENTS OF OPERATIONS


                                                   For the Three Months
                                                     Ended March 31,
                                                   1995           1994

Revenue:
   Rental                                       $1,099,574     $1,029,443
   Interest income                                  13,547          5,616

         Total revenue                           1,113,121      1,035,059

Expenses:
   Operating (including reimbursements to
      affiliates of $25,080 and $41,070,
      respectively)                                244,532        287,141
   Maintenance                                      60,434         50,756
   Real estate taxes                               113,571        106,724
   Management fees to an affiliate                  47,435         40,937
   Depreciation and amortization                   313,661        313,669
   Interest                                        281,315        300,386
   General and administrative (including
      reimbursements to affiliates of $7,727
      and $12,933, respectively)                    14,332         20,612

         Total expenses                          1,075,280      1,120,225

Net income (loss)                               $   37,841     $  (85,166)

Allocation of net income (loss) (Note 2):

   Per Unit of Investor Limited Partnership
    Interest (27,184 Units outstanding)         $     1.25     $    (3.10)

   Original Limited Partner                     $    3,027     $      -

   General Partners                             $      757     $     (852)

                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                           STATEMENTS OF CASH FLOWS


                                                          For the Three Months
                                                           Ended March 31
                                                           1995         1994
Operating activities:
   Net income (loss)                                    $   37,841   $ (85,166)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                     313,661     313,669
         Decrease (increase) in cash restricted for
            tenant security deposits                        14,253        (270)
         Decrease (increase) in prepaid expenses and
            other assets                                     7,978     (94,978)
         Decrease in accrued expenses and other
            liabilities                                    (79,399)    (94,178)

            Net cash provided by operating activities      294,334      39,077

Investing activities:
   Additions to fixed assets                               (33,587)    (23,970)
   Decrease in cash restricted for capital improvements      1,405       3,713

            Net cash used in investing activities          (32,182)    (20,257)

Financing activities:
   Principal payments on mortgage notes payable            (40,734)    (41,683)
   Increase in deferred expenses                            (5,475)       -
   Distributions                                          (302,044)       -

            Net cash used in financing activities         (348,253)    (41,683)

Net decrease in cash and cash equivalents                  (86,101)    (22,863)

Cash and cash equivalents, beginning of period           1,021,464     840,798

Cash and cash equivalents, end of period                $  935,363   $ 817,935

                  The accompanying notes are an integral
                     part of the financial statements.

                         KRUPP REALTY LIMITED PARTNERSHIP-VII

                             NOTES TO FINANCIAL STATEMENTS


1. Significant Accounting Policies

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of The Krupp Corporation and The Krupp Company Limited Partnership-II, the General Partners of Krupp Realty Limited Partnership-VII (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

   In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1995, its results of operations and cash flows for the three months ended March 31, 1995 and 1994.

   The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. Changes in Partners' Equity

   A summary of changes in partners' equity (deficit) for the three months ended March 31, 1995 is as follows:

                          Investor      Original                 Total
                          Limited       Limited     General     Partners'
                          Partners      Partner     Partners     Equity

      Balance at
      December 31, 1994  $5,174,914    $(289,135)  $(223,936)  $4,661,843

      Cash
      Distributions        (271,840)     (24,163)     (6,041)    (302,044)

      Net income             34,057        3,027         757       37,841

      Balance at
      March 31, 1995     $4,937,131    $(310,271)  $(229,220)  $4,397,640

                   KRUPP REALTY LIMITED PARTNERSHIP-VII



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the partnership agreement, will then be available for distribution to the Partners. In 1994, the General Partners determined that there was sufficient Cash Flow to reinstate semi-annual distributions. These distributions commenced in August 1994 at a rate of 1% of invested capital and increased in 1995 to a rate of 2% of invested capital.

   The Partnership's properties (Courtyards Village, Nora Corners and Windsor Apartments) have generated increased liquidity due to increased occupancy and higher rental rates in 1995, as compared to 1994. Furthermore, the Partnership has increased availability of funds due to reduced mortgage payments resulting from the 1994 refinancings of mortgage notes payable at Nora Corners and Windsor Apartments.

   In 1995, Courtyards and Windsor have scheduled capital improvement expenditures totaling $140,000 and $92,000, respectively. As of March 31, 1995, capital improvement expenditures totaling $16,000 have been completed at each property. Management believes these improvements will improve the appearance of the properties and allow the properties to remain competitive in their respective real estate markets.

   The General Partners are in the process of reviewing liquidity options for the limited partners in the Partnership. After falling precipitously during the recession, real estate values have recently begun to recover. Typically, the only option available to a limited partner to liquidate his or her partnership interest has been to sell partnership units in the thinly-traded secondary market or directly to a small number of "vulture funds" seeking to purchase units at very low prices. While the Partnership may not be a target, some speculators have made offers to partnerships to acquire all or a significant portion of the outstanding partnership units at prices substantially below net asset value. The General Partners are exploring other options in an effort to provide the Partnership's limited partners with an opportunity to liquidate their partnership interests on reasonable terms giving due regard to property values and tax consequences.


                                 Continued

                   KRUPP REALTY LIMITED PARTNERSHIP-VII



Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the three months ended March 31, 1995:

                                              Rounded to $1,000

Net income for tax purposes                         $ 19,000

Items not requiring (requiring) the use of
 operating funds:
     Tax basis depreciation and amortization         334,000
     Principal payments on mortgage notes payable    (41,000)
     Capital improvement expenditures                (34,000)

  Cash Flow                                         $278,000

Operations

   During the first quarter of 1995, as compared to the first quarter of 1994, rental revenues increased primarily due to steady rental rate increases implemented at Courtyards and Windsor in 1994. Occupancy at Windsor also improved due to the stabilization of the Dallas economy, with home purchasing leveling off. The Partnership's commercial property, Nora Corners, is also maintaining its high level of occupancy with the signing of two new tenants in the first quarter of 1994, D.L. Lowry Salon, a hair salon, and Food King, a chinese food restaurant. Interest income has increased due to additional investments in commercial paper yielding higher rates of return.

   During the first quarter of 1995, as compared to the first quarter of 1994, total expenses of the Partnership have remained relatively stable, with the exception of operating and interest expense. The decrease in operating expense is primarily due to management's efforts to reduce reimbursable operating costs. Certain of these cost savings are anticipated to continue throughout 1995. Interest expense for the first quarter of 1995, as compared to the first quarter of 1994, decreased due to the refinancing of the mortgage notes payable at Windsor Apartments and Nora Corners in April and October of 1994, respectively. The new mortgage note at Windsor has a reduced interest rate of 9.25% per annum from the previous rate of 10.3% per annum. At Nora Corners, the new mortgage note has an interest rate of 9% per annum from the previous rate of 10.5% per annum.

   Overall, operations at all of the Partnership's properties have improved, as compared to the first three months of 1994. The General Partners believe that this improvement will be sustained at least through the end of 1995.

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


DATE: May 4, 1995