Form 10-Q
period 1995-06-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1995-08-11
CIK 751570

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1995


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

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                                BALANCE SHEETS


                                    ASSETS
                                                  June 30,     December 31,
                                                   1995            1994

Multi-family apartment complexes, net of
   accumulated depreciation of $9,084,164
   and $8,664,936, respectively                 $ 9,321,534    $ 9,665,226
Retail center, net of accumulated
   depreciation of $3,089,825 and $2,896,863,
   respectively                                   6,534,611      6,724,369
      Total real estate assets                   15,856,145     16,389,595

Cash and cash equivalents                         1,268,693      1,021,464
Cash restricted for tenant security deposits         40,648         55,084
Cash restricted for capital improvements             53,619         54,189
Prepaid expenses and other assets                   464,990        555,508
Deferred expenses, net of accumulated
   amortization of $37,581 and $19,538,
   respectively                                     249,713        261,143

      Total assets                              $17,933,808    $18,336,983



                      LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                          $12,829,858    $12,912,152
Accrued expenses and other liabilities              672,322        762,988

      Total liabilities                          13,502,180     13,675,140

Partners' equity (Note 2)                         4,431,628      4,661,843

      Total liabilities and partners' equity    $17,933,808    $18,336,983

                    The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                           STATEMENTS OF OPERATIONS


                                  For the Three Months        For the Six Months
                                      Ended June 30,             Ended June 30,
                                  1995           1994          1995         1994

Revenue:
  Rental income                      $1,112,379     $1,065,111    $2,211,953   $2,094,554
  Interest income                        16,292          5,683        29,839       11,299

    Total revenue                     1,128,671      1,070,794     2,241,792    2,105,853

Expenses:
  Operating (including
     reimbursements to affiliates
     of $22,942, $42,068, $48,022
     and $83,138, respectively)         238,429        299,970       482,961      587,111
  Maintenance                            70,818         86,483       131,252      137,239
  Real estate taxes                     108,741         98,502       222,312      205,226
  Management fees to an affiliate        48,570         47,444        96,005       88,381
  Depreciation and amortization         316,572        344,249       630,233      657,918
  Interest                              280,483        300,133       561,798      600,519
  General and administrative
    (including in reimbursements
     to affiliates of $7,651,
     $12,801, $15,378 and $25,834,
     respectively)                       31,070         23,552        45,402       44,164

       Total expenses                 1,094,683      1,200,333     2,169,963    2,320,558

Net income (loss)                    $   33,988     $ (129,539)   $   71,829   $ (214,705)


Allocation of net income (loss) (Note 2):

  Per Unit of Investor
  Limited Partnership Interest
  (27,184 Units outstanding)         $     1.13     $    (4.72)   $     2.38   $    (7.82)

  Original Limited Partner           $    2,719     $      -      $    5,746   $      -

  General Partners                   $      680     $   (1,295)   $    1,437   $   (2,147)


                          The accompanying notes are an integral
                             part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                           STATEMENTS OF CASH FLOWS


                                                        For the Six Months
                                                           Ended June 30,
                                                        1995          1994
Operating activities:
   Net income (loss)                                $   71,829    $ (214,705)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Depreciation and amortization                 630,233       657,918
         Decrease in cash restricted
            for tenant security deposits                14,436         6,838
         Decrease (increase) in prepaid expenses
            and other assets                            90,518      (192,930)
         Decrease in accrued expenses
            and other liabilities                      (90,666)      (98,069)

               Net cash provided by operating
                  activities                           716,350       159,052

Investing activities:
   Additions to fixed assets                           (78,740)      (65,329)
   Decrease (increase) in cash restricted for
      capital improvements                                 570        (2,287)
               Net cash used for investing
                  activities                           (78,170)      (67,616)

Financing activity:
   Increase in deferred expenses                        (6,613)     (207,428)
   Principal payments on mortgage notes payable        (82,294)      (75,027)
   Proceeds from refinancing mortgage note payable        -        5,300,000
   Payoff of mortgage note payable                        -       (5,017,971)
   Distributions                                      (302,044)         -
               Net cash used for financing
                  activities                          (390,951)         (426)

Net increase in cash and cash equivalents              247,229        91,010

Cash and cash equivalents, beginning of period       1,021,464       840,798

Cash and cash equivalents, end of period            $1,268,693    $  931,808


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

   In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1995, its results of operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

   The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. Changes in Partners' Equity

   A summary of changes in partners' equity (deficit) for the six months ended June 30, 1995 is as follows:

                          Investor      Original                 Total
                          Limited       Limited     General     Partners'
                          Partners      Partner     Partners     Equity
   Balance at
   December 31, 1994     $5,174,914    $(289,135)  $(223,936)  $4,661,843

   Net income                64,646        5,746       1,437       71,829

   Cash distributions      (271,840)     (24,163)     (6,041)    (302,044)

   Balance at
   June 30, 1995         $4,967,720    $(307,552)  $(228,540)  $4,431,628


                     KRUPP REALTY LIMITED PARTNERSHIP-VII




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability is also dependent upon the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the partnership agreement, will then be available for distribution to the Partners. In 1994, the General Partners determined that there was sufficient Cash Flow to reinstate semi-annual distributions. These distributions commenced in August 1994 at an annualized rate of 1% of invested capital and increased in February 1995 to an annualized rate of 2% of invested capital.

   The Partnership's properties (Courtyards Village, Nora Corners and Windsor Apartments) have generated increased liquidity due to increased occupancy and higher rental rates in 1995, as compared to 1994. Furthermore, the Partnership has increased availability of funds due to reduced mortgage payments resulting from the 1994 refinancings of the mortgage notes payable at Nora Corners and Windsor Apartments.

   In 1995, Courtyards and Windsor have scheduled capital improvement expenditures totaling $140,000 and $92,000, respectively. As of June 30, 1995, capital improvement expenditures totaling $41,000 and $31,000 have been completed at Courtyards and Windsor, respectively. Management believes these improvements will improve the appearance of the properties and allow the properties to remain competitive in their respective real estate markets.

Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the six months ended June 30, 1995:

                                                         Rounded to $1,000

     Net income for tax purposes                               $ 37,000

     Items not requiring (requiring) the use of
      operating funds:
        Tax basis depreciation and amortization                 669,000
        Principal payments on mortgage notes payable            (82,000)
        Capital improvement expenditures                        (79,000)
        Working Capital Reserves                               (243,000)

     Cash Flow                                                 $302,000


                                   Continued

                     KRUPP REALTY LIMITED PARTNERSHIP-VII



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

Operations

During the three and six months ended June 30, 1995, as compared to the same period in 1994, rental revenues increased primarily due to steady rental rate increases implemented at Courtyards and Windsor in 1994. Occupancy at Windsor also improved due to the stabilization of the Dallas economy, with home purchasing leveling off. The Partnership's commercial property, Nora Corners, is also maintaining its high level of occupancy with the signing of two new tenants in the first quarter of 1994, D.L. Lowry Salon, a hair salon, and Food King, a chinese food restaurant, and one new tenant, Ladies' Sportswear, in the second quarter of 1995. In addition, The Accent Shop, a home retail store, renewed its five-year lease.

During the three and six months ended June 30, 1995, as compared to the same period in 1994, total expenses of the Partnership have remained relatively stable, with the exception of operating and interest expenses. The decrease in operating expense is primarily due to a reduction in insurance expense due to a favorable claim history as well as management's efforts to reduce reimbursable operating costs. Certain of these cost savings are anticipated to continue throughout 1995. Interest expense for the first and second quarter of 1995, as compared to the first and second quarter of 1994, decreased due to the refinancing of the mortgage notes payable at Windsor Apartments and Nora Corners in April and October of 1994, respectively. The new mortgage note at Windsor has a reduced interest rate of 9.25% per annum from the previous rate of 10.3% per annum. At Nora Corners, the new mortgage note has an interest rate of 9% per annum from the previous rate of 10.5% per annum.

Overall, operations at all of the Partnership's properties have improved, as compared to the first six months of 1994. The General Partners believe that this improvement will be sustained at least through the end of 1995.

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





DATE: August 4, 1995