Form 10-Q
period 1995-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1995-11-09
CIK 751570

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995

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

                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                                BALANCE SHEETS


                                    ASSETS

                                                 September 30,   December 31,
                                                     1995           1994

Multi-family apartment complexes, net of
   accumulated depreciation of $9,299,789,
   and $8,664,936, respectively                  $ 9,170,925     $ 9,665,226
Retail center, net of accumulated
   depreciation of $3,187,101 and $2,896,863,
   respectively                                    6,447,935       6,724,369

      Total real estate assets                    15,618,860      16,389,595

Cash and cash equivalents                          1,041,112       1,021,464
Cash restricted for tenant security deposits          34,848          55,084
Cash restricted for capital improvements              59,619          54,189
Prepaid expenses and other assets                    553,184         555,508
Deferred expenses, net of accumulated
   amortization of $46,548 and $19,538,
   respectively                                      240,746         261,143

      Total assets                               $17,548,369     $18,336,983



                      LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                           $12,787,455     $12,912,152
Accrued expenses and other liabilities               706,401         762,988

      Total liabilities                           13,493,856      13,675,140

Partners' equity (Note 2):

   Limited Partners (27,184
      Limited Partner interests
      outstanding)                                 4,628,024       5,174,914
   Original Limited Partner                         (337,461)       (289,135)
   General Partners                                 (236,050)       (223,936)

      Total Partners' equity                       4,054,513       4,661,843

      Total liabilities and Partners' equity     $17,548,369     $18,336,983

                   The accompanying notes are an integral
                      part of the financial statements.

                     KRUPP REALTY LIMITED PARTNERSHIP-VII

                           STATEMENTS OF OPERATIONS


                                    For the Three Months         For the Nine Months
                                    Ended September 30,          Ended September 30,
                                      1995         1994           1995        1994

Revenue:
   Rental                          $1,132,319   $1,093,652     $3,344,272  $3,188,206
   Interest income                     18,274        7,353         48,113      18,652

      Total revenue                 1,150,593    1,101,005      3,392,385   3,206,858

Expenses:
   Operating (including reimburse-
      ments to affiliates of
      $32,688, $40,769, $80,710
      and $122,308 respectively)      286,275      288,585        769,235     875,696
   Maintenance                        125,375       96,253        256,627     233,492
   Real estate taxes                  106,905       99,107        329,217     304,333
   Management fees to an affiliate     50,855       49,791        146,860     138,172
   Depreciation and amortization      321,867      312,875        952,101     970,793
   Interest                           279,576      346,613        841,374     947,132
   General and administrative
    (including reimbursements to
     affiliates of $7,644, $13,845,
     $23,022 and $41,278,
     respectively)                     54,811       55,812        100,213      99,976

      Total expenses                1,225,664    1,249,036      3,395,627   3,569,594
Net loss                           $  (75,071)  $ (148,031)    $   (3,242) $ (362,736)


Allocation of net loss (Note 2):

   Per Unit of Investor
   Limited Partner Interest
   (27,184 Units outstanding)      $    (2.73)  $    (5.39)    $     (.12) $   (13.21)

   General Partners                $     (751)  $   (1,480)    $      (32) $   (3,627)

                      The accompanying notes are an integral
                         part of the financial statements.

KRUPP REALTY LIMITED PARTNERSHIP-VII

                           STATEMENTS OF CASH FLOWS




                                                  For the Nine Months Ended
                                                         September 30,
                                                      1995           1994
Operating activities:
   Net loss                                        $   (3,242)    $ (362,736)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
         Depreciation and amortization                952,101        970,793
         Decrease in restricted cash for tenant
            security deposits                          20,236          6,562
         Decrease (increase) in prepaid expenses
            and other assets                            2,324       (245,699)
         Decrease in accrued expenses and other
            liabilities                               (56,587)       (68,676)

               Net cash provided by operating
                  activities                          914,832        300,244

Investing activities:
   Additions to fixed assets                         (154,356)      (139,187)
   Increase in cash restricted for capital
      improvements                                     (5,430)          (267)

               Net cash used in investing
                  activities                         (159,786)      (139,454)

Financing activities:
   Principal payments on mortgage notes payable      (124,697)      (111,856)
   Proceeds from refinancing mortgage note payable       -         5,300,000
   Payoff of mortgage note payable                       -        (5,017,971)
   Increase in deferred expenses                       (6,613)      (208,723)
   Distributions                                     (604,088)      (151,022)

               Net cash used in financing
                  activities                         (735,398)      (189,572)

Net increase (decrease) in cash                        19,648        (28,782)

Cash and cash equivalents, beginning of period      1,021,464        840,798

Cash and cash equivalents, end of period           $1,041,112     $  812,016


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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. Certain prior period balances have been reclassified to reflect current year financial statement presentation.

     The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


2.   Changes in Partners' Equity

     A summary of changes in partners' equity (deficit) for the nine months ended September 30, 1995 is as follows:

                          Investor      Original                  Total
                          Limited       Limited     General      Partners'
                          Partners      Partner      Partners     Equity

     Balance at
     December 31, 1994   $5,174,914    $(289,135)   $(223,936)  $4,661,843

     Net Loss                (3,210)         -            (32)      (3,242)

     Cash Distribution     (543,680)     (48,326)     (12,082)    (604,088)

     Balance at
     September 30, 1995  $4,628,024    $(337,461)   $(236,050)  $4,054,513

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

   The Partnership's properties (Courtyards Village, Nora Corners and Windsor Apartments) have generated increased liquidity due to increased occupancy and higher rental rates in 1995, as compared to 1994. Furthermore, the Partnership has increased availability of funds due to reduced mortgage payments resulting from the 1994 refinancing of the mortgage notes payable at Nora Corners and Windsor Apartments.

   In 1995, Courtyards and Windsor have scheduled capital improvement expenditures totaling $140,000 and $92,000, respectively. As of September 30, 1995, capital improvement expenditures totaling $84,000 and $48,000 have been completed at Courtyards and Windsor, respectively. Management believes these improvements will improve the appearance of the properties and allow the properties to remain competitive in their respective real estate markets.

Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow for the nine months ended September 30, 1995:

                                                            Rounded to $1,000


     Net loss for tax purposes                                  $  (54,000)

     Items not requiring (requiring) the use of
      operating funds:
        Tax basis depreciation and amortization                  1,003,000
        Principal payments on mortgage notes payable              (125,000)
        Capital improvement expenditures                          (154,000)
        Working capital reserves                                  (368,000)

     Cash Flow                                                  $  302,000

Continued

                     KRUPP REALTY LIMITED PARTNERSHIP-VII





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


Operations

   During the three and nine months ended September 30, 1995, as compared to the same period in 1994, rental revenues increased primarily due to steady rental rate increases implemented at Courtyards and Windsor in 1994. The Partnership's commercial property, Nora Corners, is maintaining its high level of occupancy with the signing of two new tenants in the first quarter of 1994, D.L. Lowry Salon, a hair salon, and Food King, a Chinese food restaurant, and one new tenant
in the second quarter of 1995, Ladies' Sportswear.  In addition, the Accent
 Shop,
a home retail store, renewed its lease. Interest income increased due to additional investments in commercial paper yielding higher rates of return.

   During the three and nine months ended September 30, 1995, as compared to the same period in 1994, total expenses of the Partnership have remained relatively stable, with the exception of operating, maintenance and interest expenses. The decrease in operating expense is primarily due to a reduction in insurance expense due to a favorable claim history as well as management's efforts to reduce reimbursable operating costs. Certain of these cost savings are anticipated to continue throughout 1995. Maintenance expense increased due to landscaping, parking lot and exterior building improvements implemented at Courtyards and Windsor during the third quarter of 1995. Interest expense decreased due to the refinancing of the mortgage notes payable at Windsor Apartments and Nora Corners in April and October of 1994, respectively. The new mortgage note at Windsor has a reduced interest rate of 9.25% per annum from the previous rate of 10.3% per annum. At Nora Corners, the new mortgage note has an interest rate of 9% per annum from the previous rate of 10.5% per annum.

   Overall, operations at all of the Partnership's properties have improved, as compared to the first nine months of 1994. The General Partners believe that this improvement will be sustained at least through the end of 1995.

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




DATE: November 2, 1995