Form 10-K
period 1995-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1996-03-29
CIK 751570

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended       December 31, 1995

                                        OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from                  to

         Commission file number                 0-14377
                        Krupp Realty Limited Partnership-VII
              (Exact name of registrant as specified in its charter)

               Massachusetts                             4-2842924
   (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                        Identification No.)

   470 Atlantic Avenue, Boston, Massachusetts           02210
   (Address of principal executive offices)             (Zip Code)

   (Registrant's telephone number, including area code)  (617) 423-2233

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

   Documents incorporated by reference:  Part IV, Item 14

   The exhibit index is located on pages 9-12.

                                      PART I

   ITEM 1.     BUSINESS

      Krupp Realty Limited Partnership-VII ("KRLP-VII") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRLP-VII has issued all of the General
   Partner Interests to two General Partners, The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership. KRLP-VII has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On November 2, 1984, KRLP-VII commenced an offering of up to 40,000 units of Investor Limited Partner Interest (the "Units") for $1,000 per Unit. The public offering was closed on April 25, 1986, at which time 27,184 Units had been sold. For additional details, see Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report. The primary business of KRLP-VII is to invest in, operate, refinance and ultimately dispose of a diversified portfolio of residential and commercial real estate. KRLP-VII considers itself to be engaged only in the industry segment of investment in real estate.

      On December 19, 1984 the General Partners formed Krupp Realty Courtyards Limited Partnership ("Realty-VII") as a prerequisite for the refinancing of Courtyards Village East Apartments ("Courtyards"). At the same time, the General Partners transferred ownership of Courtyards to Realty-VII. The General Partner of Realty-VII is the Krupp Corporation ("Krupp Corp."). The Limited Partner of Realty-VII is KRLP-VII. Krupp Corp. has beneficially assigned its interest in Realty-VII to KRLP-VII.

      On March 31, 1994, the General Partners formed Windsor Partners Limited Partnership ("Windsor L.P.") as a prerequisite for the refinancing of Windsor Apartments. At the same time, the General Partners transferred ownership of the property to Windsor L.P.. In exchange for the property, KRLP-VII received 99% Limited Partnership interest in Windsor L.P.. The General Partner of Windsor L.P. is ST. Windsor Corporation which has a 1% interest in Windsor L.P. and is 100% owned by KRLP-VII.

      KRLP-VII, Realty-VII and Windsor L.P. are collectively known as Krupp Realty Limited Partnership-VII and Subsidiaries (collectively referred to herein as the "Partnership").

      The Partnership's real estate  investments are subject to some  seasonal fluctuations due to changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse affect on the Partnership's operations, and no adverse affect therefrom is now anticipated in the future.

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

              As of December 31, 1995, there were approximately 29 full and part-time on-site personnel employed by the Partnership.

   ITEM 2.     PROPERTIES

               As of December 31, 1995, the Partnership has leveraged investments in two apartment complexes having an aggregate of 524 units and one commercial shopping center with 89,432 square feet of leasable space.

               A summary of the Partnership's real estate investments is presented below.

                                                     Total Units/    Average Occupancy

                                           Year   Current Leasable       December 31,
            Description                  Acquired  Square Footage   1995 1994 1993 1992 1991

            Multi-Family Residential

               Courtyards Village East
               Apartments
               Naperville, Illinois         1985          224       95% 97%  96%  93%  92%

               Windsor Apartments
               Garland, Texas               1984          300       95% 94%  92%  93%  92%

            Shopping Center - Commercial

               Nora Corners Shopping
               Center
               Indianapolis, Indiana        1986       89,432       93% 93%  93%  95%  95%


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

               The number of Investor Limited Partners as of December 31, 1995 was approximately 1,500.

               One of the objectives of the Partnership is to generate cash available for distribution, all or a portion of which will be treated as a return of capital and therefore not currently taxable. The Partnership discontinued distributions during 1989 due to insufficient operating cash flow. In 1994, however, the General Partners determined that there was sufficient Cash Flow to reinstate distributions. These distributions commenced in August 1994 and thereafter are to be paid semiannually.

               The   Partnership  made  the  following  distributions  to  its
   Partners during the years ended December 31, 1995 and 1994:

                                                 Year Ended December 31,
                                                 1995                    1994
                                            Amount   Per Unit      Amount   Per Unit
            Limited Partners:

               Investor Limited Partner
                Interest (27,184 Units
                outstanding)               $543,679  $20.00       $135,920   $5.00

               Original Limited Partner      48,327                 12,082

            General Partners                 12,082                  3,020

                                           $604,088               $151,022

   ITEM 6.     SELECTED FINANCIAL DATA

               The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be used in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, which are included in Items 7 and 8 of this report, respectively.

                                  1995        1994          1993          1992           1991

      Total revenue           $ 4,537,418 $ 4,286,787   $ 4,799,476    $ 5,396,406   $ 5,681,346

      Loss before gain on
       sale/(loss on
       foreclosure)               (24,601)   (409,938)     (789,506)      (994,525)     (893,791)

      Gain on sale/(loss on
       foreclosure)                  -           -          843,368           -       (1,668,385)

      Net income (loss)           (24,601)   (409,938)       53,862       (994,525)   (2,562,176)

      Net income (loss)
        allocated to:

       Investor Limited
       Partners:
        Income (loss) before
         gain on sale/(loss
         on foreclosure)          (24,355)   (405,839)     (781,611)      (984,580)     (884,853)
        Per Unit                     (.90)     (14.93)       (28.75)        (36.22)       (32.55)
        Gain on sale/(loss
         on foreclosure)             -           -          834,934           -       (1,651,701)
        Per Unit                     -           -            30.71           -           (60.76)
        Net income (loss)         (24,355)   (405,839)       53,323       (984,580)   (2,536,554)
        Per Unit                     (.90)     (14.93)         1.96         (36.22)       (93.31)

       General Partners:
        Income (loss) before
         gain on sale/(loss
         on foreclosure)             (246)     (4,099)          539         (9,945)       (8,938)
        Gain on sale/(loss
         on foreclosure)             -           -             -              -          (16,684)
        Net income (loss)            (246)     (4,099)          539         (9,945)      (25,622)

      Total assets            $17,592,386 $18,336,983   $18,729,696    $24,239,479   $25,444,546

      Long-term obligations   $12,563,382 $12,745,312   $ 8,364,761    $17,226,999   $17,484,896

      Distributions to:
       Investor Limited
        Partners                  543,679     135,920          -              -             -
       Per Unit                     20.00        5.00          -              -             -

       Original Limited
        Partner                    48,327      12,082          -              -             -

       General Partners            12,082       3,020          -              -             -

   Operations results for the periods presented are not comparable due to the following events:

   (1)      Westbrook Place and Willow Cove Apartments were sold July 1, 1993.

(2)   Richland Mall was foreclosed upon on June 4, 1991.

   Prior performance of the Partnership is not necessarily indicative of future operations.

   TEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

      The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1994, the General Partners determined that there was sufficient Cash Flow to reinstate semi-annual distributions. These distributions commenced in August 1994 at a rate of $5.00 per Unit and increased in February 1995 to a rate of $20.00 per Unit.

      The Partnership's properties (Courtyards Village, Nora Corners and Windsor Apartments) have generated increased liquidity due to higher rental rates in 1995, as compared to 1994. Furthermore, the partnership has increased availability of funds due to reduced mortgage payments resulting from the 1994 refinancing of the mortgage notes payable at Nora Corners and Windsor Apartments.

   Cash Flow

      Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the year ended December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                            Rounded to $1,000

      Net loss for tax purposes                                $  (86,000)

      Items not requiring (requiring) the use of operating
       funds:
            Tax basis depreciation and amortization             1,346,000
            Principal payments on mortgage notes payable         (168,000)
            Capital improvement expenditures                     (262,000)
               Working capital reserves                          (226,000)

      Cash Flow                                                $  604,000

   Operations

      The following discussion relates to the operations of the Partnership and its properties (Courtyards Village, Nora Corners, Westbrook and Windsor Apartments) for the years ended December 31, 1995, 1994, and 1993 or portion thereof. The sale of Westbrook, effective July 1, 1993, significantly impacted the comparability of the Partnership's operations.

   1995 versus 1994

      During 1995 as compared to 1994, cash flow increased 60% due to increases in rental revenues and reduced operating and interest expense. Rental revenues increased primarily due to steady rental rate increases implemented at Courtyards and Windsor in 1994. The Partnership's commercial property, Nora Corners, is maintaining its high level of occupancy with the signing of two new tenants in the first quarter of 1994, D.L. Lowry Salon, a hair salon, and Food King, a Chinese food restaurant, and one new tenant in the second quarter of 1995, After all, a women's clothing store. In addition, the Accent Shop, a home retail store, renewed its lease. Interest income increased due to additional investments in commercial paper yielding higher rates of return.

   During 1995 as compared to 1994, overall expenses have decreased. The decrease in operating expense is primarily due to a reduction in insurance expense due to a favorable claim history as well as management's efforts to reduce reimbursable operating costs. Interest expense decreased due to the refinancing of the mortgage notes payable at Windsor Apartments and Nora Corners in April and October of 1994, respectively. The new mortgage note at Windsor has a reduced interest rate of 9.25% per annum from the previous rate of 10.3% per annum. At Nora Corners, the new mortgage note has an interest rate of 9% per annum from the previous rate of 10.5% per annum. Maintenance expense increased due to landscaping, parking lot and exterior building improvements implemented at Courtyards and Windsor primarily during the third and fourth quarters of 1995.
   General and administrative expenses have increased due to legal and consulting fees paid for the appraisals of the properties.

      In 1996, Courtyards and Windsor are scheduled to have capital improvement expenditures totaling $312,000 and $340,000, respectively. The General Partners believe these improvements will improve the appearance of the properties and allow the properties to remain competitive in their respective real estate markets.

   1994 versus 1993

      During 1994, as compared to 1993, cash flow increased primarily due to increases in operating cash flow and reduced capital expenditures. Rental revenues increased by $198,000, excluding $714,000 of revenue generated by Westbrook in 1993. This was primarily due to improved occupancy as well as increased rental rates at Courtyards and Windsor. Interior and exterior painting improvements and carpentry renovations, started in 1993 at Courtyards and Windsor, were completed in the first quarter of 1994. Landscaping and parking lot upgrades were also implemented at Courtyards in 1993. These improvements allowed the Partnership to obtain rental increases at both properties. Occupancy at Windsor increased due to the stabilization of the Dallas economy, with home purchasing leveling off. As a result, all rental concessions at Windsor were eliminated in the first quarter of 1994. At Courtyards, rental concessions were reduced as a result of the improved occupancy. The Partnership's commercial property, Nora Corners, maintained its high occupancy with the signing of two new tenants in the first quarter of 1994, D.L. Lowry Salon, a hair salon, and Food King, a Chinese food restaurant.

      Property expenses for 1994, as compared to 1993 (excluding Westbrook), increased by $30,000. The increase was primarily due to higher operating expenses for the snow removal costs incurred at Courtyards and Nora Corners as a result of the heavy snow storms during the winter of 1994.

   General

      In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

      The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Appendix A to this report.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
                                     PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation which is a General Partner of both KRLP-VII and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-VII, is as follows:

                                           Position with
             Name and Age                  The Krupp Corporation

             Douglas Krupp (49)            Co-Chairman of the Board
             George Krupp (51)             Co-Chairman of the Board
             Laurence Gerber (39)          President
             Robert A. Barrows (38)        Senior Vice President and
                                           Corporate Controller

      Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of Berkshire Realty Company, Inc. (NYSE-BRI). George Krupp is Douglas Krupp's brother.

      George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

      Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a certified Public Accountant. Mr. Gerber also serves as President and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

      Robert A. Barrows is Senior Vice President and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As  of December 31, 1995, no person owned of  record or was known by the

   General Partners to own beneficially more than 5% of the Partnership's 27,184 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner interests.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Partnership does not have any directors, executive officers or nominees for election as director. Additionally, as of December 31, 1995, no person of record owned or was known by the General Partners to own beneficially more than 5% of the Partnership's outstanding Units.

                                     PART IV

   ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)     1.    Consolidated Financial  Statements - see Index to Consolidated
                 Financial  Statements  and  Consolidated  Financial  Statement
                 Schedule included under Item 8, Appendix A, on page F-2 to this report.

           2. Consolidated Financial Statement Schedules - see Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule included under Item 8, Appendix A, on page F-2 to this report. All other schedules are omitted as they are not applicable or not required or the information is provided in the Consolidated Financial Statements or the Notes thereto.

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

                  (10.5) Purchase and Sale Agreement dated October 12, 1984 between Douglas Krupp on behalf of himself and others, and The Courtyards Village and The Courtyards Village Inn-East Apartments Partnership [Exhibit 1 to Registrant's Report on Form 8-K dated April 1, 1985 (File 2-92889)].*

                   (10.6) Amended Trust Agreement dated May 6, 1976 between The Courtyards Village and The Courtyards Village Inn-East Apartments Partnership and American National Bank and Trust Company of Chicago [Exhibit 2 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.7) Assignment of Trust of American National Bank and Trust Company of Chicago dated April 1, 1985 [Exhibit 3 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.8) Mortgage Note dated January 1, 1973 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Company [Exhibit 4 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.9) Modification Agreement dated May 1, 1975 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation. [Exhibit to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.10) Mortgage Note dated  May 18, 1976  between American
                           National Bank and Trust Company of Chicago and Republic Realty Mortgage Company [Exhibit 6 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.11) Mortgage  Agreement  dated  May  18,  1976  between
                           American National Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation [Exhibit 7 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.12) Amended HUD Regulatory Agreement dated May 18, 1976 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation [Exhibit 8 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.13) Consolidation Agreement dated June 14, 1976 between
                           American Bank and Trust Company of Chicago, as Trustee, and Republic Realty Mortgage Corporation [Exhibit 9 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

                   (10.14) Management  Agreement dated  April 1,  1985 between
                           Krupp Realty Limited Partnership-VII, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. {Exhibit 10.20 to Registrant's Report on Form 10-K for the year ended October 31, 1985 (File No. 2-92889)].*

                   Nora Corners Shopping Center

                   (10.15) Purchase and  Sale Agreement  dated  June 16,  1986 between Douglas Krupp, on behalf of himself and others and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 1 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.16) Amendment  to  Purchase  and  Sale  Agreement dated
                           August 29, 1986 between Douglas Krupp, on behalf of himself and others (assigned to Krupp Realty Limited Partnership-VII), and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 2 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.17) Property Management Agreement  dated September  24,
                           1986 between Krupp Realty Limited Partnership-VII, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM")

                           Berkshire Property Management Company, as Agent [Exhibit 10.36 to Registrant's Report on Form 10-K dated October 31, 1987 (File No. 0-14377)].*

                   (10.18) Special  Warranty  Deed  dated September  24,  1986 between Krupp Realty Limited Partnership-VII and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 8 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.19) Land Lease dated October 11, 1962 between Cornelius
                           M. and Wilma Brown (lessor) and Burger Chef Systems, Inc., an Indiana corporation (lessee) [Exhibit 9 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.20) Notice of  Lease dated  September 23, 1963  between
                           Cornelius M. and Wilma Brown (lessor) and Burger Chef Systems, Inc., an Indiana corporation (lessee) [Exhibit 10 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.21) Assignment  of  Lease  dated  September   24,  1986
                           between Krupp Realty Limited Partnership-VII and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 11 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

                   (10.22) Promissory Note dated September 27, 1994, effective
                           October  6,  1994,  by  and  between  Krupp  Realty
                           Limited Partnership-VII and John Hancock Mutual Life Insurance Company. [Exhibit 10.22 to Registrant's Report on Form 10-K dated December 31, 1994 (File No. 0-14377)].*

                   (10.23) Mortgage, Security Agreement, Assignment  of Leases
                           and Fixture Filing dated September 27, 1994, effective October 6, 1994, by and between Krupp Realty Limited Partnership-VII and John Hancock Mutual Life Insurance Company. [Exhibit 10.23 to Registrant's Report on Form 10-K dated December 31, 1994 (File No. 0-14377)].*

                   * Incorporated by reference

   (c)  Reports on Form 8-K

      During the last quarter of the year ended December 31, 1995, the Partnership filed no reports on Form 8-K.

                                    SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1996.

                     KRUPP REALTY LIMITED PARTNERSHIP-VII
                     By: The Krupp Corporation, a General
                         Partner



                                 By:  /s/Douglas Krupp
                                      Douglas  Krupp,  Co-Chairman   (Principal
                                      Executive  Officer)  and Director  of The
                                      Krupp Corporation


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 21st day of March, 1996.

   Signatures     Titles




   /s/Douglas Krupp           Co-Chairman (Principal Executive Officer)
   Douglas Krupp              and Director of The Krupp Corporation, a General
                              Partner.


   /s/George Krupp            Co-Chairman (Principal Executive Officer)
   George Krupp               and Director of The Krupp Corporation, a General
                              Partner.



   /s/Laurence Gerber         President of The Krupp Corporation, a
   Laurence Gerber            General Partner.



   /s/Robert A. Barrows       Senior Vice President and Corporate
    Robert A. Barrows         Controller of The Krupp Corporation,
                              a General Partner.

                                    APPENDIX A

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES






                  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1995

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE




   Report of Independent Accountants                                       F-3

   Consolidated Balance Sheets at December 31, 1995 and 1994               F-4

   Consolidated Statements of Operations for the years ended
   December 31, 1995, 1994 and 1993                                        F-5

   Consolidated Statements of Changes in Partners' Equity for
   the years ended December 31, 1995, 1994 and 1993                        F-6

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1994 and 1993                                        F-7

   Notes to Consolidated Financial Statements                       F-8 - F-15

   Schedule III - Real Estate and Accumulated Depreciation         F-16 - F-17



   All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




   To the Partners of
   Krupp Realty Limited Partnership-VII and Subsidiaries:

               We have audited the consolidated financial statements and consolidated financial statement schedule of Krupp Realty Limited Partnership-VII and subsidiaries (the "Partnership") listed in the index on page F-2 of this Form 10-K. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

               We conducted  our audits in accordance  with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our  opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited Partnership-VII and Subsidiaries as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.

   Boston, Massachusetts         COOPERS & LYBRAND L.L.P.
   February 1, 1996

                         KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                      December 31, 1995 and 1994


                                                ASSETS
                                                                   1995           1994

            Multi-family apartment complexes, net of
               accumulated depreciation of $9,521,601 and
               $8,664,936, respectively (Note D)               $ 9,030,289    $ 9,665,226
            Retail center, net of accumulated
               depreciation of $3,285,620 and $2,896,863,
               respectively (Notes D and H)                      6,376,225      6,724,369

                  Total real estate assets                      15,406,514     16,389,595

            Cash and cash equivalents                            1,311,037      1,021,464
            Cash restricted for tenant security deposits            35,979         55,084
            Cash restricted for capital improvements (Note D)       57,462         54,189
            Prepaid expenses and other assets (Note I)             549,614        555,508
            Deferred expenses, net of accumulated
               amortization of $55,514 and $19,538,
               respectively (Note I)                               231,780        261,143

                  Total assets                                 $17,592,386    $18,336,983

                                  LIABILITIES AND PARTNERS' EQUITY

            Mortgage notes payable (Note D)                    $12,744,191    $12,912,152
            Accrued expenses and other liabilities (Note E)        815,041        762,988

                  Total liabilities                             13,559,232     13,675,140

            Commitment (Note F)

            Partners' equity (Note F):

               Investor Limited Partners (27,184
                  Investor Limited Partner interests
                  outstanding)                                   4,606,880      5,174,914
               Original Limited Partner                           (337,462)      (289,135)
               General Partners                                   (236,264)      (223,936)

                  Total Partners' equity                         4,033,154      4,661,843

                  Total liabilities and Partners' equity       $17,592,386    $18,336,983

                                The accompanying notes are an integral
                            part of the consolidated financial statements.

                         KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Years Ended December 31, 1995, 1994 and 1993


                                                         1995        1994         1993
            Revenue:
               Rental (Note G)                        $4,470,378  $4,258,043   $4,774,332
               Interest income                            67,040      28,744       25,144

                  Total revenue                        4,537,418   4,286,787    4,799,476

            Expenses:
               Operating (Notes H and I)               1,036,703   1,161,154    1,491,610
               Maintenance                               359,058     331,826      497,049
               Real estate taxes                         437,955     404,887      464,734
               Management fees to an affiliate
                 (Note I)                                192,572     176,861      208,563
               Depreciation and amortization           1,281,398   1,293,815    1,387,232
               Interest (Note D)                       1,119,216   1,230,723    1,446,343
               General and administrative
                  (Note I)                               135,117      97,459       93,451

                  Total expenses                       4,562,019   4,696,725    5,588,982

            Net loss before gain on sale
               of Westbrook                                 -          -         (789,506)

            Gain on sale of Westbrook (Note C)              -          -          843,368

               Net income (loss) (Note J):            $  (24,601) $ (409,938)  $   53,862

            Allocation of net income (loss)
               (Note F):

               Investor Limited Partner
                Interest (27,184 Units outstanding)   $  (24,354) $ (405,839)  $   53,323

               Per Unit of Investor Limited
                Partner Interest:
                  Loss before gain on sale of
                   Westbrook                          $     (.90) $   (14.93)  $   (28.75)
                  Gain on sale of Westbrook                 -           -           30.71

                  Net income (loss)                   $     (.90) $   (14.93)  $     1.96

               General Partners:
                  Loss before gain on sale of
                   Westbrook                          $     (246) $   (4,099)  $   (7,895)
                  Gain on sale of Westbrook                 -           -           8,434

                  Net income (loss)                   $     (246) $   (4,099)  $      539

                                The accompanying notes are an integral
                            part of the consolidated financial statements.

                         KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                         For the Years Ended December 31, 1995, 1994 and 1993


                                     Investor      Original                        Total
                                     Limited       Limited        General         Partners'
                                     Partners      Partner       Partners          Equity


     Balance at December 31, 1992  $5,663,350     $(277,053)     $(217,356)      $5,168,941

     Net income                        53,323          -               539           53,862

     Balance at December 31, 1993   5,716,673      (277,053)      (216,817)       5,222,803

     Distribution                    (135,920)      (12,082)        (3,020)        (151,022)

     Net loss                        (405,839)         -            (4,099)        (409,938)

     Balance at December 31, 1994   5,174,914      (289,135)      (223,936)       4,661,843

     Distribution                    (543,679)      (48,327)       (12,082)        (604,088)

     Net loss                         (24,355)         -              (246)         (24,601)

     Balance at December 31, 1995  $4,606,880     $(337,462)     $(236,264)      $4,033,154

                                The accompanying notes are an integral
                            part of the consolidated financial statements.

                         KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31, 1995, 1994 and 1993

                                                      1995           1994        1993
            Operating activities:
               Net income (loss)                  $  (24,601)    $ (409,938)  $   53,862
               Adjustments to reconcile
                  net income (loss) to net cash
                  provided by operating activities:
               Gain on sale of Westbrook                -              -        (843,368)
               Depreciation and amortization       1,281,398      1,293,815    1,387,232
               Decrease in restricted cash
                  for tenant security deposits        19,105          6,279       21,472
               Decrease (increase) in prepaid
                  expenses and other assets            5,894       (227,646)      67,570
               Increase (decrease) in
                  accrued expenses and other
                  liabilities                         52,053        (61,873)      91,295

                     Net cash provided by
                     operating activities          1,333,849        600,637      778,063

            Investing activities:
               Additions to fixed assets            (262,341)      (221,949)    (333,793)
               Decrease (increase) in cash
                  restricted for capital
                  improvements                        (3,273)         3,559       91,925
               Proceeds from sale of Westbrook          -              -          75,000

                     Net cash used in
                     investing activities           (265,614)      (218,390)    (166,868)

            Financing activities:
               Principal payments on mortgage
                  notes payable                     (167,961)      (145,050)    (157,909)
               Proceeds from mortgage
                  notes payable                         -         9,550,000         -
               Repayment of mortgage
                  notes payable                         -        (9,174,830)        -
               Increase in deferred expenses          (6,613)      (280,679)        -
               Distributions                        (604,088)      (151,022)        -

                     Net cash used in
                     financing activities           (778,662)      (201,581)    (157,909)

            Net increase in cash and cash
               equivalents                           289,573        180,666      453,286

            Cash and cash equivalents,
               beginning of year                   1,021,464        840,798      387,512

            Cash and cash equivalents,
               end of year                        $1,311,037     $1,021,464   $  840,798

   Supplemental schedule of noncash investing and financing activities:

   The Partnership sold Westbrook on July 1, 1993 for net proceeds of $75,000 and retirement of all related debt as shown below:

            First mortgage and accrued interest payable            $3,799,398
            Second mortgage payable                                 1,600,000
            Cash proceeds                                              75,000
            Net book value of property sold                        (4,631,030)
            Gain on sale of Westbrook                              $  843,368

                                    The accompanying notes are an integral
                                part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ______________

   A.   Organization

        Krupp Realty Limited Partnership-VII ("KRLP-VII") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRLP-VII terminates on December 31, 2025 unless earlier terminated upon the occurrence of certain events as set forth in the Partnership Agreement. KRLP-VII has issued all of the General Partner Interests to two General Partners, The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership, in exchange for capital contributions aggregating $1,000. In addition, the General Partners were required to make additional capital contributions of $135,891 which were used to pay organization and offering costs in excess of 5% of the gross proceeds of the offering. Except under certain limited circumstances upon termination of KRLP-VII, the General Partners are not required to make any other additional capital contributions.

        KRLP-VII has also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II in exchange for a capital contribution of $4,000.

        On November 2, 1984, KRLP-VII commenced an offering of up to 40,000 units of Investor Limited Partner Interest (the "Units") for $1,000 per Unit. The public offering was closed on April 25, 1986, at which time 27,184 Units had been sold for $27,184,000.

        On December 19, 1984 the General Partners formed Krupp Realty Courtyards Limited Partnership ("Realty-VII") as a prerequisite for the refinancing of Courtyards Village East Apartments ("Courtyards"). At the same time, the General Partners transferred ownership of Courtyards to Realty-VII. The General Partner of Realty-VII is the Krupp Corporation ("Krupp Corp."). The Limited Partner of Realty-VII is KRLP-VII. Krupp Corp. has beneficially assigned its interest in Realty-VII to KRLP-VII.

        On March 31, 1994, the General Partners formed Windsor Partners Limited Partnership ("Windsor L.P.") as a prerequisite for the refinancing of Windsor Apartments. At the same time, the General Partners transferred ownership of the property to Windsor L.P. In exchange for the property, KRLP-VII received 99% Limited Partnership interest in Windsor L.P.. The General Partner of Windsor L.P. is ST. Windsor Corporation which has a 1% interest in Windsor L.P. and is 100% owned by KRLP-VII.

        KRLP-VII, Realty-VII and Windsor L.P. are collectively known as Krupp Realty Limited Partnership-VII and Subsidiaries (collectively referred to herein as the "Partnership").

   B.   Significant Accounting Policies

        The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (Note J):

               Basis of Presentation

               The consolidated financial  statements present the consolidated
               assets,  liabilities and  operations of  the Partnership.   All
               intercompany balances and transactions have been eliminated.

               Risks and Uncertainties

               The Partnership invests its cash primarily in deposits and money market funds with commercial banks. The Partnership has not experienced any losses to date on its invested cash.

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

               Depreciation

               Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

                  Buildings and improvements               2  to  39  years
                  Equipment, furnishings and fixtures      3  to  5   years

               Impairment of Long-Lived Assets

               In accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

               The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a significant impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are significantly impaired.

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

               Reclassifications

               Certain prior  year balances have been  reclassified to conform
               with    current    year   consolidated    financial   statement
               presentation.

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

        The sale was the ultimate resolution to two years of continued negotiations with MXM on potential refinancing options on the properties. MXM was unwilling to accept any proposals or negotiate any favorable terms. MXM alleged that a default existed regarding the mortgage note and threatened litigation. The General Partners felt it was in the best interest of the Partnership to negotiate a sale given the expense of litigation and, more significantly, that the total debt on Westbrook exceeded the value of the property. This situation was not expected to improve by 1995 when the MXM mortgage note was due. Willow Cove adjoins Westbrook and the Partnership operated these properties as one, therefore, the Partnership included Willow Cove in the negotiations as Willow Cove would no longer benefit from the savings allowed by shared amenities.

        The net book value of the properties was $4,631,030 at the date of the sale which resulted in a gain of $843,368 for financial reporting purposes.

   D.   Mortgage Notes Payable

        Substantially, all of the properties owned by the Partnership is pledged as collateral for the mortgage notes payable outstanding at December 31, 1995 and 1994. Mortgage notes payable consist of the following:

                                                                  Annual
                                                                 Interest
                                             Principal           Rate
                   Property             1995          1994     1995  1994  Maturity  Date

               Courtyards Village
                 East Apartments    $ 3,309,098   $ 3,392,345    7%    7% September, 2014

               Nora Corners
                 Shopping Center      4,194,262     4,242,390      9%   9% October,  2004

               Windsor Apartments     5,240,831     5,277,417    9.25%  9.25% May, 2001

                                    $12,744,191   $12,912,152

                  Courtyards Village East Apartments

                  The non-recourse mortgage note payable requires equal monthly installments of $26,506, consisting of principal and interest. In addition, the Partnership is required to pay a monthly deposit of $2,000 to an escrow account to be used for future property replacements and improvements, and a mortgage insurance premium equal to .5% per annum of the outstanding principal balance. As of December 31, 1995, the mortgage provides for prepayment subject to a penalty equal to 1/8 of 1% of the excess prepaid above 15% of the original principal amount. The prepayment percentage shall decrease by 1/8 of 1% annually each year on December 1st. After December 1, 1996, the mortgage may be prepaid without penalty. Under the terms of the loan, HUD restricts the distribution of funds to Surplus Cash, as defined by HUD in the regulatory agreement.

                  Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,000,000.

               Nora Corners Shopping Center

               On October 6, 1994, the Partnership refinanced Nora Corners mortgage note for $4,250,000. The non-recourse mortgage note is payable, based on a 25-year amortization, in equal monthly installments of $35,666, consisting of principal and interest.

               At maturity, all unpaid principal (approximately $3,526,000) and any accrued interest is due. After October 1, 1998, the note may be prepaid subject to a prepayment penalty. The Partnership paid refinancing costs of $123,175.

               Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,400,000.

               Windsor Apartments

               On April 13, 1994, the Partnership refinanced Windsor Apartments mortgage note for $5,300,000. The non-recourse mortgage note is payable, based on a 30-year amortization, in equal monthly installments of $43,602, consisting of principal and interest. At maturity, all unpaid principal (approximately $5,021,000) and any accrued interest is due. After October 13, 1997, the note may be prepaid subject to a prepayment penalty. The Partnership paid refinancing costs of $164,115.

               Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $5,500,000.

        The aggregate principal amounts of borrowings due during the five years ending December 31, 2000 are $180,809, $195,968, $212,423,
        $230,284 and $249,674.

        The Partnership paid interest on its borrowings in the amounts of $1,101,325, $1,210,975 and $1,366,046 during the years ended December
        31, 1995, 1994 and 1993, respectively.

   E.   Accrued Expenses and Other Liabilities

        Accrued expenses and other liabilities consist of the following at December 31, 1995 and 1994:

                                                 1995        1994

            Accrued real estate taxes          $419,964    $392,338
            Other liabilities                   262,456     257,155
            Tenant security deposits             84,091      88,303
            Accounts payable                     48,530      25,192
                                               $815,041    $762,988
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

        As   of  December   31,   1995,  the   following   cumulative   partner
        contributions and allocations have been made since the inception of the Partnership:

                                          Investor     Original               Total
                                          Limited      Limited    General     Partners'
                                          Partners     Partner    Partners    Equity

               Capital contributions    $ 27,184,000  $   4,000  $ 136,891   $ 27,324,891

               Syndication costs          (3,697,375)      -      (135,891)    (3,833,266)

               Cash distributions         (3,841,456)  (341,462)   (85,363)    (4,268,281)

               Net loss from Capital
                Transactions                (816,767)      -        (8,250)      (825,017)

               Net loss from
                operations               (14,221,522)      -      (143,651)   (14,365,173)

                 Total                  $  4,606,880  $(337,462) $(236,264)  $  4,033,154

   G.   Future Base Rents Due Under Commercial Operating Leases

        Future base rents due under non-cancelable commercial operating leases in the five years 1996 through 2000 and thereafter are as follows:

                    1996                $  840,500
                    1997                   754,300
                    1998                   688,700
                    1999                   592,500
                    2000                   485,900
                    Thereafter           1,618,600

   H.   Leases

        Nora Corners is situated on 11.21 acres. Seven acres are owned by certain parties having no affiliation with the Partnership and are leased to the Partnership subject to a 99-year land lease which expires in 2061. The land lease requires annual rental payments of $17,280 from 1987 through 2012, $20,180 from 2012 through 2037, and
        $23,040 from 2037 through 2061. Under the terms of the land lease, the lessee may assign its rights to a subsequent purchaser of the property. Total rental expense related to the land lease charged to operations for each of the years ended December 31, 1995, 1994 and 1993 was $17,280.

   I.   Related Party Transactions

        Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 4% of the gross receipts, net of leasing commissions from commercial properties under management and 5% of the gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll, and with the preparation and mailing of reports and other communications to the Limited Partners.

        Amounts accrued or paid to the General Partners or their affiliates during the years ended December 31, 1995, 1994 and 1993 were as follows:

                                          1995          1994         1993
      Management fees                   $192,572      $176,871     $208,563
      Expense reimbursements             129,445       209,994      254,221

      Charged to operations             $322,017      $386,865     $462,784

  In addition to the amounts above, the following amounts relating to refinancing and disposition activities were paid to the General Partners or their affiliates:
                                          1995          1994         1993
        Cost reimbursements             $  3,793      $ 45,814     $  7,568

   J.   Federal Income Taxes

        For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the modified accelerated cost recovery system ("MACRS") depending on which is applicable.

    The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                    1995           1994        1993
                  Net income (loss) per

                    Consolidated Statement of
                    Operations                    $(24,601)      $(409,938)  $  53,862

                  Add:  Difference in book
                         to tax depreciation
                         and amortization          (64,375)        (73,351)   (124,093)

                        Difference in book to
                         to tax gain on sale
                         of Westbrook                 -               -        (95,626)
                  Less: Rental adjustment
                         required by Generally
                         Accepted Accounting
                         Principles                  3,467           3,344     (21,494)
                  Net loss for federal
                    income tax purposes           $(85,509)      $(479,945)  $(187,351)


             The allocation of the net loss for federal income tax purposes for the year ended December 31, 1995 is as follows:

                                       Portfolio    Passive
                                        Income        Loss         Total

      General Partners                 $   670     $  (1,526)    $   (856)

      Original Limited Partner             -            -             -

      Investor Limited Partners         66,370      (151,023)     (84,653)

                                        $67,040    $(152,549)    $(85,509)


      For the years ended December 31, 1995, 1994 and 1993, the per Unit net loss to the Investor Limited Partners for federal income tax purposes was $3.11, $17.48 and $6.82, respectively.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1995



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

    Courtyards
    Village East
    Apartments
    Naperville,
    Illinois        $ 3,309,098       $  487,529    $ 6,486,198     $1,179,522     3 to 25 Years

    Nora Corners
    Shopping Center
    Indianapolis,
    Indiana           4,194,262          775,345      8,240,342        646,158     2 to 39 Years

    Windsor
    Apartments
    Garland,
    Texas             5,240,831          696,362      9,251,669        450,610     3 to 25 Years

      Total         $12,744,191       $1,959,236    $23,978,209     $2,276,290

                          Gross Amounts Carried at
                                End of Year
                                   Buildings                                  Year
                                     and                     Accumulated  Construction    Date
    Description       Land       Improvements      Total     Depreciation  Completed     Acquired

    Courtyards
    Village East
    Apartments
    Naperville,
    Illinois      $  487,529     $ 7,665,720    $ 8,153,249   $ 4,206,015      1973      4/1/85

    Nora Corners
    Shopping Center
    Indianapolis,
    Indiana          775,345       8,886,500      9,661,845     3,285,620      1985      9/24/86

    Windsor
    Apartments
    Garland,
    Texas            696,362       9,702,279     10,398,641     5,315,586      1984      12/27/84

      Total       $1,959,236     $26,254,499    $28,213,735   $12,807,221


              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   (Continued)

                                December 31, 1995



   Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1995:


                                                   1995           1994          1993

               Real Estate

               Balance at beginning of year    $27,951,394    $27,729,445   $35,690,227

               Acquisition and improvements        262,341        221,949       333,791

               Sales, foreclosure and
                 retirements                          -              -       (8,294,573)

               Balance at end of year          $28,213,735    $27,951,394   $27,729,445

                                                   1995           1994          1993
               Accumulated Depreciation

               Balance at beginning of year    $11,561,799    $10,333,495   $12,646,631

               Depreciation expense              1,245,422      1,228,304     1,336,628

               Sales, foreclosure and
                 retirements                          -              -       (3,649,764)

               Balance at end of year          $12,807,221    $11,561,799   $10,333,495

   The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes is $28,189,197 and the aggregate accumulated depreciation for federal income tax purposes is $16,943,630.