Form 10-Q
period 1996-03-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1996-05-07
CIK 751570

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q



   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    March 31, 1996

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

                          PART I.  FINANCIAL INFORMATION

   Item 1.     FINANCIAL STATEMENTS

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                 March 31,    December 31,
                                                                   1996           1995
            Multi-family apartment complexes, net of
               accumulated depreciation of $9,731,692 and
               $9,521,601, respectively                        $ 8,837,227    $ 9,030,289
            Retail center, net of accumulated
               depreciation of $3,382,357 and $3,285,620,
               respectively                                      6,281,083      6,376,225

                  Total real estate assets                      15,118,310     15,406,514

            Cash and cash equivalents                            1,258,868      1,311,037
            Cash restricted for tenant security deposits            37,181         35,979
            Cash restricted for capital improvements                53,729         57,462
            Prepaid expenses and other assets                      540,935        568,775
            Deferred expenses, net of accumulated
               amortization of $64,478 and $55,514,
               respectively                                        222,816        231,780

                  Total assets                                 $17,231,839    $17,611,547



                                  LIABILITIES AND PARTNERS' EQUITY

            Accounts payable                                   $     9,699    $    48,530
            Mortgage notes payable                              12,700,048     12,744,191
            Accrued expenses and other liabilities                 741,761        785,672

                  Total liabilities                             13,451,508     13,578,393

            Partners' equity (Note 2):

               Investor Limited Partners (27,184
                  Units outstanding)                             4,379,339      4,606,880
               Original Limited Partner                           (357,687)      (337,462)
               General Partners                                   (241,321)      (236,264)

                  Total Partners' equity                         3,780,331      4,033,154

                  Total liabilities and Partners' equity       $17,231,839    $17,611,547

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the Three Months
                                                                 Ended March 31,
                                                               1996           1995

            Revenue:
               Rental                                       $1,164,887     $1,099,574
               Interest income                                  20,237         13,547

                     Total revenue                           1,185,124      1,113,121

            Expenses:
               Operating (Note 3)                              284,439        242,916
               Maintenance                                      70,226         60,434
               Real estate taxes                               109,963        113,571
               Management fees (Note 3)                         49,259         47,435
               Depreciation and amortization                   315,792        313,661
               Interest                                        277,292        280,807
               General and administrative (Note 3)              28,932         16,456

                     Total expenses                          1,135,903      1,075,280

            Net income                                      $   49,221     $   37,841

            Allocation of net income (Note 2):

               Investor Limited Partners
                (27,184 Units outstanding)                  $   44,299     $   34,057

               Per Unit of Investor Limited Partner
                Interest                                    $     1.63     $     1.25

               Original Limited Partner                     $    3,938     $    3,027

               General Partners                             $      984     $      757


                      The accompanying notes are an integral
                  part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For      the
                                                                       Three Months
                                                                         Ended March 31,
                                                                        1996        1995
            Operating activities:
               Net income                                            $   49,221  $   37,841
               Adjustments to reconcile net income to net
                  cash provided by operating activities:
                     Depreciation and amortization                      315,792     313,661
                     Decrease (increase) in cash restricted for
                        tenant security deposits                         (1,202)     14,253
                     Decrease in prepaid expenses and
                        other assets                                     27,840       9,667
                     Decrease in accounts payable                       (40,622)    (25,182)
                     Decrease in accrued expenses and other
                        liabilities                                     (43,911)    (55,906)

                        Net cash provided by operating activities       307,118     294,334

            Investing activities:
               Additions to fixed assets                                (18,624)    (33,587)
               Decrease in cash restricted for capital
                  improvements                                            3,733       1,405
               Increase in accounts payable related to fixed
                  asset additions                                         1,791        -

                        Net cash used in investing activities           (13,100)    (32,182)

            Financing activities:
               Principal payments on mortgage notes payable             (44,143)    (40,734)
               Increase in deferred expenses                               -         (5,475)
               Distributions                                           (302,044)   (302,044)

                        Net cash used in financing activities          (346,187)   (348,253)

            Net decrease in cash and cash equivalents                   (52,169)    (86,101)

            Cash and cash equivalents, beginning of period            1,311,037   1,021,464

            Cash and cash equivalents, end of period                 $1,258,868  $  935,363


                      The accompanying notes are an integral
                  part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   1. Significant Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.


      In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2. Changes in Partners' Equity

      A summary of changes in partners' equity (deficit) for the three months ended March 31, 1996 is as follows:

                                      Investor      Original                  Total
                                      Limited       Limited      General     Partners'
                                      Partners      Partner      Partners     Equity

                  Balance at
                   December 31, 1995 $4,606,880    $(337,462)   $(236,264)  $4,033,154

                  Distributions        (271,840)     (24,163)      (6,041)    (302,044)

                  Net income             44,299        3,938          984       49,221

                  Balance at
                   March 31, 1996    $4,379,339    $(357,687)   $(241,321)  $3,780,331

   3. Related Party Transactions

      Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 4% of the gross receipts, net of leasing commissions, from the commercial properties under management and 5% of gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

      Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                                     For the Three Months
                                                       Ended March 31,
                                                       1996        1995

            Property management fees                 $ 49,259    $ 47,435

            Expense reimbursements                     36,099      32,807

              Charged to operations                  $ 85,358    $ 80,242

      In addition  to the  amounts above,  the following  amounts relating  to
      refinancing  and  disposition  activities  were  paid  to  the   General
      Partners or their affiliates.

                                         March 31,       December 31,
                                            1996             1995
              Cost reimbursements        $    -           $   3,793

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital expenditures, debt service and expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1994, the General Partners determined that there was sufficient cash flow to reinstate semi-annual distributions. These distributions commenced in August 1994 at a rate of $5.00 per Unit and increased in February 1995 to an annual rate of $20.00 per Unit.

   The Partnership's properties (Courtyards Village, Nora Corners and Windsor Apartments) have generated increased liquidity due to increased occupancy and higher rental rates in 1996, as compared to 1995. Furthermore, the Partnership has increased availability of funds due to reduced mortgage payments resulting from the 1994 refinancings of mortgage notes payable at Nora Corners and Windsor Apartments.

   In 1996, Courtyards, Nora Corners and Windsor have scheduled capital improvement expenditures totaling $312,000, $86,000 and $340,000, respectively. The General Partners believe these improvements will improve the appearance of the properties and allow the properties to remain competitive in their respective real estate markets.

   Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the three months ended March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income, as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                        Rounded  to   $1,000

               Net income for tax purposes                        $  30,000

               Items not requiring or (requiring) the use of
                operating funds:
                  Tax basis depreciation and amortization           337,000
                  Principal payments on mortgage notes payable      (44,000)
                  Expenditures for capital improvements             (19,000)
                  Working capital reserves                         (153,000)

               Cash Flow                                          $ 151,000

   Operations

   Cash  Flow for  the first  three months  of  1996,  net of  working capital reserves, has increased when compared to the same period in 1995 due primarily to decreased capital improvements and increased net income. The Partnership experienced a 30% increase in net income as the increase in total revenue more than offset the increase in total expenses. The increase in rental revenue is attributable to rises in occupancy and rental rates at Courtyards and Windsor in the first quarter of 1996 as compared to the same period in 1995. Interest income increased due to additional investments in commercial paper yielding a higher rate of return.

   Total expenses for the three months ended March 31, 1996 when compared to the same period in 1995 have remained relatively stable with the exception of operating expense. Operating expense increased between the two periods due primarily to a rise in utility expense in the first three months of 1996 as compared to the first three months of 1995. Although rates remained the same in 1996, higher utility consumption at Courtyards is attributable to the severe weather experienced in the Chicago area during the first quarter of 1996.

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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

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

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Krupp Realty Limited Partnership-VII
                         (Registrant)

                    BY:   /s/Robert A. Barrows
                          Robert A. Barrows
                          Treasurer and Chief Accounting Officer of the Krupp Corporation, a General Partner.



   DATE: May 1, 1996