Form 10-Q
period 1996-07-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1996-08-06
CIK 751570

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1996

                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to


                 Commission file number          0-14377

                       Krupp Realty Limited Partnership-VII


               Massachusetts                                    04-2842924
   (State or other jurisdiction of                       (IRS employer
   incorporation or organization)                         identification no.)

   470 Atlantic Avenue, Boston, Massachusetts                          02210
   (Address of principal executive offices)                          ( Z i p
   Code)


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

                          PART I.  FINANCIAL INFORMATION

   Item 1.     FINANCIAL STATEMENTS

   This Form  10-Q contains forward-looking  statements within the  meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                         KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS


                                                ASSETS

                                                                 June 30,     December 31,
                                                                   1996           1995

            Multi-family apartment complexes, net of
               accumulated depreciation of $9,947,500,
               and $9,521,601, respectively                    $ 8,750,719    $ 9,030,289
            Retail center, net of accumulated
               depreciation of $3,479,230, and
               $3,285,620, respectively                          6,187,935      6,376,225
                  Total real estate assets                      14,938,654     15,406,514

            Cash and cash equivalents                            1,428,873      1,311,037
            Cash restricted for tenant security deposits            37,400         35,979
            Cash restricted for capital improvements                52,175         57,462
            Prepaid expenses and other assets                      529,425        568,775
            Deferred expenses, net of accumulated
               amortization of $73,444 and $55,514,
               respectively                                        213,850        231,780

                  Total assets                                 $17,200,377    $17,611,547


                                  LIABILITIES AND PARTNERS' EQUITY

            Mortgage notes payable                             $12,655,009    $12,744,191
            Accounts payable                                        -              48,530
            Accrued expenses and other liabilities                 758,074        785,672

                  Total liabilities                             13,413,083     13,578,393

            Partners' equity (Note 2):

               Investor Limited Partners (27,184
                  Units outstanding)                             4,385,606      4,606,880
               Original Limited Partner                           (357,130)      (337,462)
               General Partners                                   (241,182)      (236,264)

                  Total Partners' equity                         3,787,294      4,033,154

                  Total liabilities and Partners' equity       $17,200,377    $17,611,547

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Three Months        For the Six Months
                                                  Ended June 30,             Ended June 30,
                                              1996           1995          1996         1995

      Revenue:
        Rental                             $1,122,274     $1,112,379    $2,287,161   $2,211,953
        Interest income                        19,332         16,292        39,569       29,839

          Total revenue                     1,141,606      1,128,671     2,326,730    2,241,792

      Expenses:
        Operating (Note 3)                    285,765        236,881       570,204      479,797
        Maintenance                            81,774         70,818       152,000      131,252
        Real estate taxes                     112,593        108,741       222,556      222,312
        Management fees (Note 3)               48,698         48,570        97,957       96,005
        Depreciation and amortization         321,647        316,572       637,439      630,233
        Interest                              276,396        279,980       553,688      560,787
        General and administrative
        (Note 3)                                7,770         33,121        36,702       49,577


          Total expenses                    1,134,643      1,094,683     2,270,546    2,169,963


      Net income                           $    6,963     $   33,988    $   56,184   $   71,829

      Allocation of net income (Note 2):

        Investor Limited Partners
          (27,184 Units outstanding)       $    6,267     $   30,589    $   50,566   $   64,646
        Per Unit of Investor Limited
          Partner Interest                 $      .23     $     1.13    $     1.86   $     2.38

        Original Limited Partner           $      557     $    2,719    $    4,495   $    5,746

        General Partners                   $      139     $      680    $    1,123   $    1,437

                      The accompanying notes are an integral
                  part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Six Months
                                                                       Ended June 30,
                                                                     1996         1995
            Operating activities:
               Net income                                         $   56,184  $   71,829
               Adjustments to reconcile net income
                  to net cash provided by operating activities:
                 Depreciation and amortization                       637,439     630,233
                 Decrease (increase) in cash restricted
                  for tenant security deposits                        (1,421)     14,436
                 Decrease in prepaid expenses and other assets        39,350      93,909
                 Decrease in accounts payable                        (48,530)    (24,906)
                 Decrease in accrued expenses and other
                 liabilities                                         (27,598)    (69,151)

                     Net cash provided by operating
                        activities                                   655,424     716,350

            Investing activities:
               Additions to fixed assets                            (151,649)    (78,740)
               Decrease in cash restricted for
                  capital improvements                                 5,287         570

                     Net cash used in investing
                        activities                                  (146,362)    (78,170)

            Financing activities:
               Increase in deferred expenses                            -         (6,613)
               Principal payments on mortgage notes payable          (89,182)    (82,294)
               Distributions                                        (302,044)   (302,044)

                     Net cash used in financing
                        activities                                  (391,226)   (390,951)

            Net increase in cash and cash equivalents                117,836     247,229

            Cash and cash equivalents, beginning of period         1,311,037   1,021,464

            Cash and cash equivalents, end of period              $1,428,873  $1,268,693

                                    The accompanying notes are an integral
                                part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to the Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

      The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2. Changes in Partners' Equity

      A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1996 is as follows:

                                          Investor     Original                   Total
                                          Limited      Limited     General       Partners'
                                          Partners     Partner     Partners      Equity

                  Balance at
                   December 31, 1995     $4,606,880   $(337,462)  $(236,264)   $4,033,154

                  Distributions            (271,840)    (24,163)     (6,041)     (302,044)

                  Net income                 50,566       4,495       1,123        56,184

                  Balance at
                   June 30, 1996         $4,385,606   $(357,130)  $(241,182)   $3,787,294

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

      Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                               For the Three Months    For the Six Months
                                                  Ended June 30,          Ended June 30,
                                                 1996       1995         1996      1995

                    Property management fees   $48,698    $ 48,570     $ 97,957   $ 96,005

                    Expense reimbursements      34,690      30,593       70,789     63,400

                     Charged to operations     $83,388    $ 79,163     $168,746   $159,405

      In addition to the amounts above, refinancing and disposition costs of $0 and $3,793 were paid to the General Partners or their affiliates at June 30, 1996 and December 31, 1995, respectively.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

   The Partnership's properties (Courtyards Village, Nora Corners and Windsor Apartments) have generated increased revenue due to increased occupancy and higher rental rates in 1996, as compared to 1995. Furthermore, the Partnership has increased availability of funds due to reduced mortgage payments resulting from the 1994 refinancings of mortgage notes payable at Nora Corners and Windsor Apartments.

   In 1996, Courtyards Village, Nora Corners and Windsor Apartments have scheduled capital improvement expenditures totaling $312,000, $103,000 and $336,000, respectively. The General Partners believe these improvements will improve the appearance of the properties and allow them to remain competitive in their respective real estate markets.

   Cash Flow

   Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the six months ended June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                             Rounded to $1,000

               Net income for tax purposes                           $  24,000


               Items not requiring or (requiring) the use of
                operating funds:
                  Tax basis depreciation and amortization             673,000
                  Principal payments on mortgage notes payable        (89,000)
                  Expenditures for capital improvements              (152,000)
                  Additions to working capital reserves              (154,000)

               Cash Flow                                             $ 302,000

   Operations

   Cash Flow for the six months ended June 30, 1996, before additions to working capital reserves, decreased as compared to the same period in 1995 due primarily to increased capital improvements at Windsor Apartments for exterior painting in the second quarter of 1996. Net income decreased for the three and six months ended June 30, 1996 as compared to the same period in 1995, as the increase in total expenses more than offset the increase in revenue. Strong market conditions resulted in an increase in rental rates at Courtyards Village and Windsor Apartments in 1996.

   Total expenses increased 4% for the three and six months ended June 30, 1996 as compared to the same period in 1995. This increase is attributable to a rise in operating and maintenance expenses between the two periods. Although utility rates have remained the same in 1996, severe weather in the Chicago area, especially in the first quarter of 1996, has resulted in higher utility consumption at Courtyards Village. This, coupled with prior year's insurance refunds received in 1995, has increased operating expense when comparing the three and six months ended June 30, 1996 to the same period in 1995. Maintenance expense increased due to exterior painting and carpentry along with increased landscaping at Courtyards Village and Windsor Apartments. These repairs have enhanced the appearance of the properties and will help them remain competitive in their respective markets.

   General

   In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

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



                    Krupp Realty Limited Partnership-VII
                         (Registrant)

              BY:   /s/Robert A. Barrows
                    Robert A. Barrows
                    Treasurer and Chief Accounting Officer of the Krupp Corporation, a General Partner.


   DATE:  July  , 1996