Form 10-Q
period 1996-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1996-11-08
CIK 751570

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                             FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996

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

                      PART I.  FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

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

                        CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                                 September 30, December 31,
                                                        1996          1995

Multi-family apartment complexes, net of
  accumulated depreciation of $10,182,384,
  and $9,521,601, respectively                   $ 8,828,868   $ 9,030,289
Retail center, net of accumulated
  depreciation of $3,578,549, and
  $3,285,620, respectively                         6,129,236     6,376,225

     Total real estate assets                     14,958,104    15,406,514

Cash and cash equivalents                          1,052,362     1,311,037
Cash restricted for tenant security deposits          37,611        35,979
Cash restricted for capital improvements              52,364        57,462
Prepaid expenses and other assets                    548,354       568,775
Deferred expenses, net of accumulated
  amortization of $82,411 and $55,514,
  respectively                                       204,883       231,780

     Total assets                                $16,853,678   $17,611,547



                      LIABILITIES AND PARTNERS' EQUITY

Mortgage notes payable                           $12,609,054   $12,744,191
Accounts payable                                       1,566        48,530
Accrued expenses and other liabilities               807,598       785,672

     Total liabilities                            13,418,218    13,578,393

Partners' equity (deficit) (Note 2):

  Investor Limited Partners (27,184 Units
     outstanding)                                  4,064,108     4,602,033
  Original Limited Partner                          (380,968)     (333,153)
  General Partners                                  (247,680)     (235,726)

     Total Partners' equity                        3,435,460     4,033,154

     Total liabilities and Partners' equity      $16,853,678   $17,611,547

                  The accompanying notes are an integral
              part of the consolidated financial statements.

           KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the Three Months     For the Nine Months
                              Ended September 30,      Ended September 30,
                               1996        1995         1996        1995
Revenue:
  Rental                    $1,148,701  $1,132,319   $3,435,862  $3,344,272
  Interest income               17,290      18,274       56,859      48,113

        Total revenue        1,165,991   1,150,593    3,492,721   3,392,385

Expenses:
  Operating (Note 3)           300,572     290,888      870,776     770,685
  Maintenance                  101,056     125,375      253,056     256,627
  Real estate taxes            130,056     106,905      352,612     329,217
  General and administrative
     (Note 3)                   19,920      50,636       56,622     100,213
  Management fees (Note 3)      45,526      50,855      143,483     146,860
  Depreciation and
     amortization              343,170     321,868      980,609     952,101
  Interest                     275,480     279,137      829,168     839,924

        Total expenses       1,215,780   1,225,664    3,486,326   3,395,627

Net income (loss)           $  (49,789) $  (75,071)  $    6,395  $   (3,242)

Allocation of net income(loss)
  (Note 2):

  Investor Limited Partners
     (27,184 Units
      outstanding)          $  (49,291) $  (74,320)  $    5,755  $   (3,210)

  Per Unit of Investor
     Limited Partner
     Interest               $    (1.81) $    (2.73)  $      .21  $     (.12)

  Original Limited Partner  $    -      $     -      $      512  $     -

  General Partners          $     (498) $     (751)  $      128  $      (32)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

           KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Nine Months
                                                      Ended September 30,
                                                       1996        1995
Operating activities:
  Net income (loss)                                 $    6,395 $   (3,242)
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Depreciation and amortization                  980,609    952,101
        Decrease (increase) in cash restricted
           for tenant security deposits                 (1,632)    20,236
        Decrease in prepaid expenses and other
           assets                                       20,421      2,292
        Decrease in accounts payable                   (46,964)   (15,305)
        Increase (decrease) in accrued expenses
           and other liabilities                        21,926    (41,250)

              Net cash provided by operating
                 activities                            980,755    914,832

Investing activities:
  Additions to fixed assets                           (505,302)  (154,356)
  Decrease (increase) in cash restricted for
     capital improvements                                5,098     (5,430)

              Net cash used in investing
                 activities                           (500,204)  (159,786)

Financing activities:
  Increase in deferred expenses                           -        (6,613)
  Principal payments on mortgage notes payable        (135,137)  (124,697)
  Distributions                                       (604,089)  (604,088)
              Net cash used in financing
                 activities                           (739,226)  (735,398)

Net increase (decrease) in cash and cash equivalents  (258,675)    19,648

Cash and cash equivalents, beginning of period       1,311,037  1,021,464

Cash and cash equivalents, end of period            $1,052,362 $1,041,112


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

  In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

  The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.Changes in Partners' Equity

  A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1996 is as follows:

                            Investor     Original                  Total
                            Limited      Limited     General      Partners'
                            Partners     Partner     Partners     Equity

     Balance at
        December 31, 1995  $4,602,033   $(333,153)  $(235,726)  $4,033,154

     Distributions           (543,680)    (48,327)    (12,082)    (604,089)

     Net income                 5,755         512         128        6,395

     Balance at
        September 30, 1996 $4,064,108   $(380,968)  $(247,680)  $3,435,460

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

   Amounts accrued or paid to the General Partners or their affiliates are as follows:

                                   For the Three Months  For the Nine Months
                                    Ended September 30,   Ended September 30,
                                     1996        1995       1996        1995


      Property management fees     $45,526     $ 50,855   $143,483   $146,860
      Expense reimbursements        36,521       40,332    107,310     103,732

         Charged to operations     $82,047     $ 91,187   $250,793    $250,592

   In addition to the amounts above, refinancing and disposition costs of $0 and $3,793 were paid to the General Partners or their affiliates at September 30, 1996 and December 31, 1995, respectively.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

In 1996, Courtyards Village, Nora Corners and Windsor Apartments anticipate capital improvement expenditures totaling approximately $281,000, $111,000 and $337,000, respectively. The General Partners believe these improvements will improve the appearance of the properties and allow them to remain competitive in their respective real estate markets.

Cash Flow

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the nine months ended September 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income
(loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Rounded to $1,000

      Net loss for tax purposes                          $  (21,000)
      Items not requiring or (requiring) the use of
         operating funds:
            Tax basis depreciation and amortization       1,010,000
            Principal payments on mortgage notes payable   (135,000)
            Expenditures for capital improvements          (505,000)
            Releases from working capital reserves          255,000

      Cash Flow                                          $  604,000


Operations

Cash Flow for the nine months ended September 30, 1996, before additions to working capital reserves, decreased as compared to the same period in 1995 due primarily to increased capital improvements at Windsor Apartments and Courtyards Village for exterior painting in 1996. Overall, net income (loss) improved for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. Total revenue increased while total expenses remained relatively stable during the quarter ended September 30, 1996 as compared to the same period in 1995. During the nine month period ended September 30, 1996, the increase in revenue more than offset the increase in total expenses when compared to the same period in 1995. The increases in revenue are due to increased rental rates at Courtyards Village and Windsor Apartments as these properties continue to enjoy strong market conditions and steady occupancy in 1996.

Although total expenses remained relatively stable for the third quarter of 1996 as compared to the same period in 1995, maintenance and real estate tax expenses decreased and increased, respectively. Maintenance expense decreased as landscaping, parking lot and exterior building improvements were implemented at Courtyards Village and Windsor Apartments in the third quarter of 1995. These improvements enhanced the appearance of the properties and will help them remain competitive in their respective markets. Real estate taxes increased as a result of a reassessment of Windsor Apartments in 1996 by the local taxing authority.

During the first nine months of 1996, total expenses increased when compared to the first nine months of 1995. This increase is attributable to a rise in both operating and real estate tax expenses. Operating expense increased as utility consumption increased due to severe weather conditions in the Chicago area during the first quarter of 1996. Additionally, operating expense increased as a result of prior years' insurance refunds received in the second quarter of 1995. Real estate taxes increased for the same reason as discussed above.

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



DATE: November 5, 1996