Form 10-K
period 1996-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1997-03-31
CIK 751570

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


                        FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended       December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:Units of
Investor   Limited Partner  Interest

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

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference:  Part IV, Item 14.

The exhibit index is located on pages 9-12.

The total number of pages in this document is 30.

                         PART I

This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1. BUSINESS

Krupp Realty Limited Partnership-VII ("KRLP-VII") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRLP-VII issued all of the General Partner Interests to two General Partners, The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership. KRLP-VII also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On November 2, 1984, KRLP-VII commenced an offering of up to 40,000 units of Investor Limited Partner Interest (the "Units") for $1,000 per Unit. The public offering was closed on April 25, 1986, at which time 27,184 Units had been sold. For additional details, see Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report. The primary business of KRLP-VII is to invest in, operate, refinance and ultimately dispose of a diversified portfolio of residential and commercial real estate. KRLP-VII considers itself to be engaged only in the industry segment of investment in real estate.

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

On March 31, 1994, the General Partners formed Windsor Partners Limited Partnership ("Windsor L.P.") as a prerequisite for the refinancing of Windsor Apartments. At the same time, the General Partners transferred ownership of the property to Windsor L.P. In exchange for the property, KRLP-VII received 99% Limited Partnership interest in Windsor L.P. The General Partner of Windsor L.P. is ST. Windsor Corporation which has a 1% interest in Windsor L.P. and is 100% owned by KRLP-VII.

KRLP-VII, Realty-VII and Windsor L.P. are collectively known as Krupp Realty Limited Partnership-VII and Subsidiaries (collectively referred to herein as the "Partnership").

The Partnership's real estate investments are subject to some seasonal fluctuations due to changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, government regulations and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse affect on the Partnership's operations, and no adverse affect therefrom is anticipated in the future.

The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) possible reduction in rental income due to an inability to maintain high occupancy levels, the financial failure of a tenant or the inability of retail tenants to achieve gross sales at a level sufficient to provide for additional rental income based on a percentage of sales, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

As of December 31, 1996, there were approximately 30 full and part-time on-site personnel employed by the Partnership.

ITEM 2.   PROPERTIES

As of December 31, 1996, the Partnership has leveraged investments in two apartment complexes having an aggregate of 524 units and one commercial shopping center with 89,432 square feet of leasable space.

A summary of the Partnership's real estate investments is presented below.
Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                             Average Occupancy
                               Total Units/ For the Year Ended
                     Year of Current Leasable       December 31,
Description        Acquisition Square Footage  1996 1995 1994 1993 1992

Residential

Courtyards Village East
 Apartments
Naperville, Illinois     1985    224 Units  98%  95%  97%  96%  93%

Windsor Apartments
Garland, Texas          1984     300 Units  96%  95%  94%  92%  93%

Commercial

Nora Corners Shopping
 Center
Indianapolis, Indiana     198689,432 Sq. Ft.  94%  93%  93%  93%  95%

There were two tenants at Nora Corners occupying 10% or more of the Partnership's leasable space as of December 31, 1996.

ITEM 3.LEGAL PROCEEDINGS
       There are no material pending legal proceedings to which the Partnership is a party or of which any of its property is the subject.


ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                         PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.


The number of Investor Limited Partners as of December 31, 1996 was approximately 1,500.

One of the objectives of the Partnership is to generate cash available for partially tax sheltered distributions. The Partnership discontinued distributions during 1989 due to insufficient operating Cash Flow. In 1994, however, the General Partners determined that there was sufficient Cash Flow to reinstate distributions. These distributions commenced in August 1994 and thereafter are to be paid semiannually.

The Partnership made the following distributions to its Partners during the years ended December 31, 1996 and 1995:


                                 Year Ended December 31,
                              1996                    1995
                         Amount   Per Unit      AmountPer Unit
Limited Partners:

 Investor Limited Partners
    (27,184 Units
    outstanding)        $543,679 $20.00     $543,679  $20.00

 Original Limited Partner  48,327             48,327

General Partners          12,082              12,082

                        $604,088            $604,088

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

                     1996        1995       1994      1993        1992

Total revenue     $ 4,688,515 $ 4,537,418$ 4,286,787$ 4,799,476$ 5,396,406

Income (loss) before
  gain on sale of
  property             10,513     (24,601)   (409,938)   (789,506)   (994,525)

Gain on sale of
  property               -           -          -       843,368       -

Net income (loss)      10,513     (24,601)   (409,938)     53,862   (994,525)

Net income (loss)
  allocated to:

  Investor Limited
     Partners           9,462     (24,355)   (405,839)     53,323   (984,580)
       Per Unit           .35        (.90)     (14.93)       1.96     (36.22)

  Original Limited
     Partner              841        -          -          -          -

  General Partners        210        (246)     (4,099)        539     (9,945)

Total assets at
  December 31,     16,855,594  17,611,547 18,358,061 18,751,190 24,239,479

Long-term obligations
  at December 31,  12,366,197  12,563,382 12,745,312  8,364,761 17,226,999

Distributions to:
  Investor Limited
     Partners         543,679     543,679    135,920       -          -
       Per Unit         20.00       20.00       5.00       -          -

  Original Limited
     Partner           48,327      48,327     12,082       -          -

  General Partners     12,082      12,082      3,020       -          -

Operating results for the periods presented are not comparable due to the sale of Westbrook Place and Willow Cove Apartments on July 1, 1993.

Prior performance of the Partnership is not necessarily indicative of future operations.

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

Liquidity and Capital Resources

  The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1994, the General Partners determined that there was sufficient Cash Flow to reinstate semiannual distributions. These distributions commenced in August 1994 at a rate of $5.00 per Unit and increased in February 1995 to a rate of $20.00 per Unit.

  The Partnership's properties, Courtyards Village, Nora Corners and Windsor Apartments, generated increased liquidity due to higher rental rates and increased occupancy in 1996. Also contributing to the improvement in cash flow from operations are the lower interest rates and reduced mortgage payments which resulted from refinancing the Partnership's mortgage notes on Windsor Apartments and Nora Corners in 1994. The Partnership used this increased liquidity to fund capital improvements of approximately $700,000 in 1996. Currently, management is reviewing refinancing options for the Courtyards Village mortgage note. Increased liquidity which may result from this refinancing will be used to fund capital improvements at the Partnership's properties. Approximately $1,200,000 in fixed asset expenditures are anticipated in 1997 in order to improve the appearance of the properties and allow them to remain competitive in their respective markets.

Cash Flow

  Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the year ended December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                           Rounded to $1,000

 Net loss for tax purposes                  $         (24,000)

 Items not requiring (requiring) the use of
    operating funds:
      Tax basis depreciation and amortization        1,363,000
      Principal payments on mortgage notes
         payable                                     (182,000)
      Capital improvement expenditures               (692,000)
      Releases from working capital reserves          139,000

 Cash Flow                                  $         604,000

Operations
The following discussion relates to the operations of the Partnership and its properties, Courtyards Village, Nora Corners and Windsor Apartments for the years ended December 31, 1996, 1995, and 1994.

1996 compared to 1995

Cash Flow for 1996, before releases from working capital reserves, decreased when compared to 1995 due primarily to increased capital improvements at the two residential properties, Windsor Apartments and Courtyards Village, for exterior painting in 1996. Overall, net income improved in 1996 when compared to 1995, as the increase in total revenue more than offset the increase in total expenses. Moderate rental rate increases at Windsor Apartments and Courtyards Village, along with average occupancy increases at all the Partnership's properties in 1996 when compared to 1995, contributed to the overall increase in rental revenue in 1996. Interest income increased due to additional investments in commercial paper yielding higher rates of return.

Total expenses increased in 1996 as compared to 1995. This increase is attributable to a rise in both operating and real estate tax expenses. Operating expense increased as utility consumption during the first quarter of 1996 increased due to severe weather conditions in the Chicago area. Additionally, extensive advertising for Courtyards Village further contributed to this rise in operating expense and allowed Courtyards to achieve and maintain its high level of occupancy. Real estate taxes increased as a result of a reassessment of Windsor Apartments' property value in 1996 by the local taxing authority. These increases in operating and real estate tax expenses are partially offset by a decrease in general and administrative expense due to legal and consulting fees paid for the appraisals of the properties in 1995. Depreciation expense increased in conjunction with the increase in capital improvements, which were performed to enhance the appearance of the Partnership's properties.

1995 compared to 1994
During 1995 as compared to 1994, cash flow increased 60% due to increases in rental revenues and reduced operating and interest expense. Rental revenues increased primarily due to steady rental rate increases implemented at Courtyards and Windsor in 1994. The Partnership's commercial property, Nora Corners, maintained its high level of occupancy with the signing of two new tenants in the first quarter of 1994, D.L. Lowry Salon, a hair salon, and Food King, a Chinese food restaurant, and one new tenant in the second quarter of 1995, After All, a women's clothing store. In addition, the Accent Shop, a home retail store, renewed its lease. Interest income increased due to additional investments in commercial paper yielding higher rates of return.

During 1995 as compared to 1994, overall expenses decreased. The decrease in operating expense is primarily due to a reduction in insurance expense due to a favorable claim history as well as management's efforts to reduce reimbursable operating costs. Interest expense decreased due to the refinancing of the mortgage notes payable at Windsor Apartments and Nora Corners in April and October of 1994, respectively. The refinanced mortgage note at Windsor has an interest rate of 9.25% per annum, reduced from the previous rate of 10.3% per annum. At Nora Corners, the refinanced mortgage note has an interest rate of 9% per annum, reduced from the previous rate of 10.5% per annum. Maintenance expense increased due to landscaping, parking lot and exterior building improvements implemented at Courtyards and Windsor primarily during the third and fourth quarters of 1995. General and administrative expenses increased due to legal and consulting fees paid for the appraisals of the properties.

General

In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a material impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are materially impaired.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-VII, and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-VII, is as follows:

                                Position with
      Name and Age              The Krupp Corporation

      Douglas Krupp (50)        Co-Chairman of the Board
      George Krupp (52)         Co-Chairman of the Board
      Laurence Gerber (40)      President
      Robert A. Barrows (39)    Treasurer

Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for the more than $4 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare (NYSE-HBR). George Krupp is Douglas Krupp's brother.

George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of approximately 3,400 are responsible for more than $4 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.

Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as Director of Berkshire Realty Company, Inc. (NYSE-BRI) and Harborside Healthcare Corporation (NYSE-HBR) as well as President and Trustee of Krupp Government Income Trust and President and Trustee of Krupp Government Income Trust II.

Robert A. Barrows is Senior Vice President and Chief Financial Officer of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11.EXECUTIVE COMPENSATION

The Partnership has no directors or executive officers.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, beneficial owners of record owning more than 5% of the Partnerships 27,184 outstanding Units are as follows:

  Title         Name and Address   Amount and Nature  Percent
   of                  of                 of           of
  Class         Beneficial Owner  Beneficial OwnershipClass

   Investor     Mark S. Thompson      1,639 Units      6.03%
   Limited    c/o Equity Resources
 Partner           Group, Inc.
  Units         14 Story Street
              Cambridge, MA 02138

The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner Interests.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership does not have any directors, executive officers or nominees for election as director.

                         PART IV


ITEM 14.EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Consolidated Financial Statements - see Index to Consolidated Financial Statements and Schedule included under Item 8
      (Appendix A), on page F-2 to this report.

2. Consolidated Financial Statement Schedules - see Index to Consolidated Financial Statements and Schedule included under
      Item 8 (Appendix A), on page F-2 to this report. All other schedules are omitted as they are not applicable or not required or the information is provided in the Consolidated Financial Statements or the Notes thereto.
(b)Exhibits:

  Number and Description
  Under Regulation S-K

  The following reflects all applicable exhibits required under Item 601 of Regulation S-K:

(4)Instruments defining the rights of security holders including indentures:

(4.1)Amended Agreement of Limited Partnership dated as of October 23,
    1984 [Exhibit A to Prospectus included in Registrant's
    Registration Statement on Form S-11 (File 2-92889)].*

(4.2)Thirty-Second Amendment and Restatement of Certificate of Limited
    Partnership filed with the Massachusetts Secretary of State on June 4, 1986 [Exhibit 4.2 to Registrant's Report on Form 10-K dated October 31, 1986 (File No. 0-14377)].*

(10)Material Contracts

          Windsor Apartments

(10.1)Purchase and Sale Agreement dated June 3, 1983 between Douglas
    Krupp, on behalf of himself and others, and Garland Land Joint Venture [Exhibit 1 to Registrant's Report on Form 8-K dated
    December 27, 1984 (File No. 2-92889)].*

(10.2)Management Agreement dated December 27, 1984 between Krupp Realty
    Limited Partnership-VII, as Owner and Krupp Asset Management
    Company, now known as Berkshire Property Management ("BPM"), as Agent. [Exhibit 10.4 to Registrant's Report on Form 10-K for the fiscal year ended October 31, 1984 (File No. 2-92889)].*

(10.3)Promissory Note dated April 13, 1994 by and between Windsor
    Partners Limited Partnership and Sun Life Insurance Company of America [Exhibit 10.1 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-14377)].*

(10.4)Deed of Trust, Security Agreement, Fixture Filing, Financing
    Statement and Assignment of Leases and Rents dated April 13, 1994 from the grantor, Windsor Partners Limited Partnership, to the Trustee, Brian C. Rider [Exhibit 10.2 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-14377)].*

          Courtyards Village East Apartments
(10.5)Purchase and Sale Agreement dated October 12, 1984 between Douglas
    Krupp on behalf of himself and others, and The Courtyards Village and The Courtyards Village Inn-East Apartments Partnership
    [Exhibit 1 to Registrant's Report on Form 8-K dated April 1, 1985 (File 2-92889)].*

(10.6)Amended Trust Agreement dated May 6, 1976 between The Courtyards
    Village and The Courtyards Village Inn-East Apartments Partnership and American National Bank and Trust Company of Chicago [Exhibit 2 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

(10.7)Assignment of Trust of American National Bank and Trust Company of
    Chicago dated April 1, 1985 [Exhibit 3 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

(10.8)Mortgage Note dated January 1, 1973 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Company [Exhibit 4 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*


(10.9)Modification Agreement dated May 1, 1975 between American National
    Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation. [Exhibit 5 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

(10.10)Mortgage Note dated May 18, 1976 between American National Bank and Trust Company of Chicago and Republic Realty Mortgage Company [Exhibit 6 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

(10.11)Mortgage Agreement dated May 18, 1976 between American National
    Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation [Exhibit 7 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

(10.12)Amended HUD Regulatory Agreement dated May 18, 1976 between
    American National Bank and Trust Company of Chicago and Republic Realty Mortgage Corporation [Exhibit 8 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

(10.13)Consolidation Agreement dated June 14, 1976 between American Bank and Trust Company of Chicago, as Trustee, and Republic Realty
    Mortgage Corporation [Exhibit 9 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

(10.14)Management Agreement dated April 1, 1985 between Krupp Realty
    Limited Partnership-VII, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent. {Exhibit 10.20 to Registrant's Report on Form 10-K for the year ended October 31, 1985 (File No. 2-92889)].*

       Nora Corners Shopping Center

(10.15)Purchase and Sale Agreement dated June 16, 1986 between Douglas
    Krupp, on behalf of himself and others and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 1 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

(10.16)Amendment to Purchase and Sale Agreement dated August 29, 1986 between Douglas Krupp, on behalf of himself and others (assigned to Krupp Realty Limited Partnership-VII), and Nora Corners
    Building Associates, Ltd., an Illinois limited partnership
    [Exhibit 2 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

   (10.17)Property Management Agreement dated September 24, 1986 between Krupp Realty Limited Partnership-VII, as Owner and Krupp Asset Management Company, now known as Berkshire Property Management ("BPM"), as Agent [Exhibit
                10.36 to Registrant's Report on Form 10-K dated October 31, 1987 (File No. 0-14377)].*

         (10.18)Special Warranty Deed dated September 24, 1986 between
                Krupp Realty Limited Partnership-VII and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 8 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

         (10.19)Land Lease dated October 11, 1962 between Cornelius M.
                and Wilma Brown (lessor) and Burger Chef Systems, Inc., an Indiana corporation (lessee) [Exhibit 9 to
                Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

         (10.20)Notice of Lease dated September 23, 1963 between
                Cornelius M. and Wilma Brown (lessor) and Burger Chef Systems, Inc., an Indiana corporation (lessee) [Exhibit 10 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

         (10.21)Assignment of Lease dated September 24, 1986 between
                Krupp Realty Limited Partnership-VII and Nora Corners Building Associates, Ltd., an Illinois limited partnership [Exhibit 11 to Registrant's Report on Form 8-K dated September 24, 1986 (File No. 0-14377)].*

         (10.22)Promissory Note dated September 27, 1994, effective
                October 6, 1994, by and between Krupp Realty Limited Partnership-VII and John Hancock Mutual Life Insurance Company. [Exhibit 10.22 to Registrant's Report on Form 10-K dated December 31, 1994 (File No. 0-14377)].*

         (10.23)Mortgage, Security Agreement, Assignment of Leases and
                Fixture Filing dated September 27, 1994, effective October 6, 1994, by and between Krupp Realty Limited Partnership-VII and John Hancock Mutual Life Insurance Company. [Exhibit 10.23 to Registrant's Report on Form 10-K dated December 31, 1994 (File No. 0-14377)].*

         * Incorporated by reference

(c)  Reports on Form 8-K

During the last quarter of the year ended December 31, 1996, the Partnership did not file any reports on Form 8-K.

                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                            KRUPP REALTY LIMITED PARTNERSHIP-VII
                            By: The Krupp Corporation, a General
                                Partner



                            By: /s/Douglas Krupp
                                Douglas Krupp, Co-Chairman
                                (Principal Executive Officer)
                                and Director of the Krupp Corporation



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 27th day of March, 1997.

Signatures      Titles




/s/Douglas Krupp   Co-Chairman (Principal Executive Officer)
Douglas Krupp      and Director of The Krupp Corporation, a General
                   Partner.



/s/George Krupp    Co-Chairman (Principal Executive Officer)
George Krupp       and Director of The Krupp Corporation, a General
                   Partner.



/s/Laurence Gerber  President of The Krupp Corporation, a
Laurence Gerber        General Partner.



/s/Robert A. Barrows     Treasurer of The Krupp Corporation, a
Robert A. Barrows        General Partner.

                       APPENDIX A

  KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES




CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
ITEM 8 OF FORM 10-K

ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
        For the Year Ended December 31, 1996

KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants                       F-3


Consolidated Balance Sheets at December 31, 1996 and
December 31, 1995                                       F-4


Consolidated Statements of Operations for the Years Ended
December 31, 1996, 1995 and 1994                        F-5


Consolidated Statements of Changes in Partners' Equity for
the Years Ended December 31, 1996, 1995 and 1994        F-6


Consolidated Statements of Cash Flows for the Years Ended
December 31, 1996, 1995 and 1994                        F-7


Notes to Consolidated Financial Statements       F-8 - F-15


Schedule III - Real Estate and Accumulated DepreciationF-16 - F-17



All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Krupp Realty Limited Partnership-VII and Subsidiaries:

 We have audited the consolidated financial statements and the financial statement schedule of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited Partnership-VII and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.




Boston, Massachusetts        COOPERS & LYBRAND L.L.P.
January 24, 1997
           KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995


                                    ASSETS
                                                        1996           1995

  Real estate assets:
   Multi-family apartment complexes, net of
      accumulated depreciation of $10,420,771 and
      $9,521,601, respectively (Note D)           $ 8,770,063    $ 9,030,289
   Retail center, net of accumulated
      depreciation of $3,676,352 and $3,285,620,
      respectively (Notes D and H)                  6,038,521      6,376,225

           Total real estate assets                14,808,584     15,406,514

Cash and cash equivalents (Note C)                  1,177,332      1,311,037
Cash restricted for tenant security deposits           36,823         35,979
Replacement reserve escrow (Note D)                    52,009         57,462
Prepaid expenses and other assets                     584,929        568,775
Deferred expenses, net of accumulated
   amortization of $91,377 and $55,514,
   respectively (Note I)                              195,917        231,780


           Total assets                           $16,855,594    $17,611,547



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Mortgage notes payable (Note D)                $12,562,165    $12,744,191
   Accounts payable                                     7,431         48,530
   Accrued expenses and other liabilities (Note E)    846,419        785,672

           Total liabilities                       13,416,015     13,578,393

Commitment (Note F)

Partners' equity (deficit) (Note F):
   Investor Limited Partners (27,184 Units
      outstanding)                                  4,072,663      4,606,880
   Original Limited Partner                          (384,948)      (337,462)
   General Partners                                  (248,136)      (236,264)

           Total Partners' equity                   3,439,579      4,033,154

           Total liabilities and Partners' equity $16,855,594    $17,611,547




                    The accompanying notes are an integral
                part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1996, 1995 and 1994


                                            1996         1995        1994

Revenue:
   Rental (Note G)                      $ 4,614,568  $ 4,470,378  $4,258,043
   Interest income                           73,947       67,040      28,744
      Total revenue                       4,688,515    4,537,418   4,286,787

Expenses:
   Operating (Notes H and I)              1,123,377    1,037,818   1,163,730
   Maintenance                              366,051      359,058     331,826
   Real estate taxes                        466,876      437,003     404,887
   General and administrative (Note I)       98,847      136,069      97,459
   Management fees (Note I)                 193,484      192,572     176,861
   Depreciation and amortization          1,325,765    1,281,398   1,293,815
   Interest (Note D)                      1,103,602    1,118,101   1,228,147

      Total expenses                      4,678,002    4,562,019   4,696,725

Net income (loss) (Note J)              $    10,513  $   (24,601) $(409,938)

Allocation of net income(loss)(Note F):

   Investor Limited Partners Interest
      (27,184 Units outstanding)        $     9,462  $   (24,355) $(405,839)

   Per Unit of Investor Limited
      Partner Interest                  $       .35  $      (.90) $  (14.93)

   Original Limited Partner             $       841  $      -     $     -

   General Partners                     $       210  $      (246) $  (4,099)

The accompanying notes are an integral
                part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
             For the Years Ended December 31, 1996, 1995 and 1994


                         Investor      Original                    Total
                          Limited       Limited        General     Partners'
                          Partners      Partner       Partners      Equity


Balance at
   December 31, 1993   $5,716,673     $(277,053)     $(216,817)  $5,222,803

Distributions            (135,920)      (12,082)        (3,020)    (151,022)

Net loss                 (405,839)         -            (4,099)    (409,938)

Balance at
   December 31, 1994    5,174,914      (289,135)      (223,936)   4,661,843

Distributions            (543,679)      (48,327)       (12,082)    (604,088)

Net loss                  (24,355)         -              (246)     (24,601)

Balance at
   December 31, 1995    4,606,880      (337,462)      (236,264)   4,033,154

Distributions (Note F)   (543,679)      (48,327)       (12,082)    (604,088)

Net income (Note F)         9,462           841            210       10,513

Balance at
   December 31, 1996   $4,072,663     $(384,948)     $(248,136)  $3,439,579


The per Unit distributions for the years ended December 31, 1996, 1995 and 1994 were $20.00, $20.00 and $5.00, respectively.


                    The accompanying notes are an integral
                part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1996, 1995 and 1994

                                         1996         1995          1994
Operating activities:
   Net income (loss)                 $    10,513  $   (24,601)  $  (409,938)
   Adjustments to reconcile
      net income (loss) to net cash
      provided by operating
      activities:
   Depreciation and amortization       1,325,765    1,281,398     1,293,815
   Decrease (increase) in restricted
      cash for tenant security
      deposits                              (844)      19,105         6,279
   Decrease (increase) in prepaid
      expenses and other assets          (16,154)       7,811      (227,230)
   Increase (decrease) in accounts
      payable                            (44,414)      23,338        25,080
   Increase in accrued expenses and
      other liabilities                   60,747       26,798        51,530
   Decrease in due to affiliates            -            -         (138,899)

         Net cash provided by
           operating activities        1,335,613    1,333,849       600,637

Investing activities:
   Additions to fixed assets            (691,972)    (262,341)     (221,949)
   Decrease (increase) in
      replacement reserve escrow           5,453       (3,273)        3,559
   Increase in accounts payable
      related to fixed asset
      additions                            3,315         -             -

         Net cash used in
           investing activities         (683,204)    (265,614)     (218,390)

Financing activities:
   Principal payments on mortgage
      notes payable                     (182,026)    (167,961)     (145,050)
   Proceeds from mortgage
      notes payable                         -            -        9,550,000
   Repayment of mortgage
      notes payable                         -            -       (9,174,830)
   Increase in deferred expenses            -          (6,613)     (280,679)
   Distributions                        (604,088)    (604,088)     (151,022)

         Net cash used in
           financing activities         (786,114)    (778,662)     (201,581)

Net increase (decrease) in cash and
   cash equivalents                     (133,705)     289,573       180,666
Cash and cash equivalents,
   beginning of year                   1,311,037    1,021,464       840,798
Cash and cash equivalents,
   end of year                       $ 1,177,332  $ 1,311,037   $ 1,021,464

                        The accompanying notes are an integral
                    part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________

A.         Organization

Krupp Realty Limited Partnership-VII ("KRLP-VII") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The Commonwealth of Massachusetts. KRLP-VII terminates on December 31, 2025 unless earlier terminated upon the occurrence of certain events as set forth in the Partnership Agreement. KRLP-VII issued all of the General Partner Interests to two General Partners, The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership, in exchange for capital contributions aggregating $1,000. In addition, the General Partners were required to make additional capital contributions of $135,891 which were used to pay organization and offering costs in excess of 5% of the gross proceeds of the offering. Except under certain limited circumstances upon termination of KRLP-VII, the General Partners are not required to make any other additional capital contributions.

KRLP-VII also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II in exchange for a capital contribution of $4,000.

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

On March 31, 1994, the General Partners formed Windsor Partners Limited Partnership ("Windsor L.P.") as a prerequisite for the refinancing of Windsor Apartments. At the same time, the General Partners transferred ownership of the property to Windsor L.P. In exchange for the property, KRLP-VII received a 99% Limited Partnership interest in Windsor L.P. The General Partner of Windsor L.P. is ST. Windsor Corporation which has a 1% interest in Windsor L.P. and is 100% owned by KRLP-VII.

KRLP-VII, Realty-VII and Windsor L.P. are collectively known as Krupp Realty Limited Partnership-VII and Subsidiaries (collectively referred to herein as the "Partnership").

B.         Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J):

Basis of Presentation
The consolidated financial statements present the consolidated assets, liabilities and operations of the Partnership. All intercompany balances and transactions have been eliminated.


                                   Continued

KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

CASH AND CASH EQUIVALENTS

The Partneship includes all short-term investments with original maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates market values.

Rental Revenues

Residential and commercial leases require the payment of base rent monthly in advance. Rental revenues are recorded on the accrual basis. Commercial leases generally contain provisions for additional rent based on a percentage of tenant sales and other provisions which are also recorded on the accrual basis, but are billed in arrears. Minimum rental revenue for long term commercial leases is recognized on a straight-line basis over the life of the related lease.

Depreciation

Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

Buildings and improvements                2 to 39 years
Equipment, furnishings and fixtures       3 to  5 years

Tenant improvements for commercial tenants are depreciated over the life of the related lease.

Impairment of Long-Lived Assets
In accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, the Partnership has implemented policies and practices for assessing impairment of its real estate assets.

The investments in properties are carried at cost less accumulated depreciation unless the General Partners believe there is a material impairment in value, in which case a provision to write down investments in properties to fair value will be charged against income. At this time, the General Partners do not believe that any assets of the Partnership are materially impaired.


Continued

           KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

B.         Significant Accounting Policies - Continued
           Leasing Commissions

           Leasing commissions on commercial properties are deferred and amortized over the life of the related lease.

           Deferred Expenses

           Costs of obtaining and recording mortgages on the properties are being amortized over the term of the mortgage notes using the straight line method.

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

C.         Cash and Cash Equivalents

           Cash and cash equivalents at December 31, 1996 and 1995 consist of the following:
                                                December 31,
                                            1996          1995

      Cash and money market accounts     $  285,964    $  517,636
      Commercial paper                      891,368       643,591
      Treasury bill                            -          149,810

                                         $1,177,332    $1,311,037

At December 31, 1996, commercial paper represents corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the first quarter of 1997. At December 31, 1996, the carrying value of the Partnership's investment in commercial paper approximates fair value.

Continued
             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.Mortgage Notes Payable

The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 1996 and 1995. Mortgage notes payable consist of the following:

                                                    Annual
                                 Principal           Interest
       Property             1996          1995         Rate   Maturity Date

   Courtyards Village
   East Apartments      $ 3,219,833   $ 3,309,098        7%     Sept 21, 2014

   Nora Corners
     Shopping Center      4,141,618     4,194,262        9%   October 1,2004

   Windsor Apartments     5,200,714     5,240,831      9.25%    May 1, 2001

     Total              $12,562,165   $12,744,191

Courtyards Village East Apartments

The property is subject to a non-recourse mortgage note payable, held by the U.S. Department of Housing and Urban Development ("HUD") which requires equal monthly installments of $26,506, consisting of principal and interest. In addition, the Partnership is required to make a monthly deposit of $2,000 to an escrow account to be used for property replacements and improvements, and a monthly mortgage insurance premium deposit equal to
 .5% per annum of the outstanding principal balance. As of December 1, 1996, the mortgage can be prepaid without penalty. Under the terms of the loan, HUD restricts the distribution of funds to Surplus Cash, as defined by HUD in the Regulatory Agreement.

Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $3,000,000 for both years ended December 31, 1996 and 1995, respectively.

Nora Corners Shopping Center

On October 6, 1994, the Partnership refinanced the Nora Corners mortgage note for $4,250,000. The non-recourse mortgage note is payable, based on a 25-year amortization, in equal monthly installments of $35,666, consisting of principal and interest. At maturity, all unpaid principal, approximately $3,526,000, and any accrued interest is due. After October 1, 1998, the note may be prepaid subject to a prepayment penalty. The Partnership incurred refinancing costs of $123,175, which are being amortized over the term of the mortgage note.

Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $4,300,000 and $4,400,000 for the years ended December 31, 1996 and 1995, respectively.



Continued
             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



D.          Mortgage Notes Payable - Continued

            Windsor Apartments

On April 13, 1994, the Partnership refinanced the Windsor Apartments mortgage note for $5,300,000. The non-recourse mortgage note is payable, based on a 30-year amortization, in equal monthly installments of $43,602, consisting of principal and interest. At maturity, all unpaid principal, approximately $5,021,000, and any accrued interest is due. After October 13, 1997, the note may be prepaid subject to a prepayment penalty. The Partnership incurred refinancing costs of $164,115 which are being amortized over the term of the mortgage note.

Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $5,400,000 and $5,500,000 for the years ended December 31, 1996 and 1995, respectively.

The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2001 are $195,968, $212,423, $230,284, $249,674 and $5,210,259.

The Partnership paid interest on its borrowings in the amounts of $1,087,261, $1,101,325 and $1,210,975 during the years ended December 31,
1996, 1995 and 1994, respectively.

E.Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following at December 31, 1996 and 1995:
                                                      1996         1995
        Accrued real estate taxes                   $478,793     $419,964
        Other liabilities                            275,754      271,763
        Tenant security deposits                      76,532       84,091
        Prepaid rent                                  15,340        9,854
                                                    $846,419     $785,672



                                   Continued

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

F.Partners' Equity
Under the terms of the Partnership Agreement, losses from operations are allocated 99% to the Investor Limited Partners and 1% to the General Partners. Profits from operations are allocated 90% to the Investor Limited Partners, 8% to the Original Limited Partner and 2% to the General Partners, until such time that the Investor Limited Partners have received a return of their total invested capital plus a 9% per annum cumulative return thereon and thereafter, 69% to the Investor Limited Partners, 25% to the Original Limited Partner and 6% to the General Partners.
Under the terms of the Partnership Agreement, cash distributions are generally made on the same basis as the allocations of profits described above. Distributions from a sale, exchange, refinancing, or other disposition of a property or upon the termination of the Partnership are to be allocated differently than that described above and will be made in part after payment by the Partnership of a certain subordinated financial consulting fee as described below.

The Partnership entered into a Sales Agent Agreement for the public offering of Units. Under that Agreement, the Partnership was required to pay to the sales agent underwriting commissions and related financial consulting fees equal to 9% of the gross proceeds from the offering. In addition, the sales agent will be entitled to receive, over the life of the Partnership, a subordinated financial consulting fee based upon the net cash proceeds received by the Partnership as a result of sales and refinancings of Partnership properties, which fee shall be in an amount not exceeding 1.5% of the gross proceeds of the offering of Units. No such fees will, however, be payable unless and until all Partners have received a return of their Invested Capital and the Investor Limited Partners have received a 9% per annum cumulative return.

As of December 31, 1996, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                           Investor      Original                  Total
                           Limited       Limited      General     Partners'
                           Partners      Partner     Partners      Equity

   Capital contributions $ 27,184,000   $    4,000  $ 136,891   $ 27,324,891
   Syndication costs       (3,697,375)        -      (135,891)    (3,833,266)
   Distributions           (4,385,135)    (389,789)   (97,445)    (4,872,369)
   Net loss from capital
     transactions            (816,767)        -        (8,250)      (825,017)
   Net income (loss)
     from operations      (14,212,060)         841   (143,441)   (14,354,660)

   Balance at
     December 31,1996    $  4,072,663   $ (384,948) $(248,136)  $  3,439,579


                                      Continued

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



G.Future Base Rents Due Under Commercial Operating Leases

Future base rents due under commercial operating leases for the years 1997 through 2001 and thereafter are as follows:

                       1997           $  809,800
                       1998              739,500
                       1999              653,500
                       2000              531,600
                       2001              384,400
                       Thereafter      1,279,500

H.         Leases

           Nora Corners is situated on 11.21 acres of land, seven acres of which are owned by certain non-affiliated third parties. These seven acres of land are leased to the Partnership subject to a 99-year land lease which expires in 2061. The land lease requires annual rental payments of $17,280 from 1987 through 2012, $20,180 from 2012 through 2037, and $23,040 from 2037 through 2061. Under the terms of the land lease, the lessee may assign its rights to a subsequent purchaser of the property.

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

   Amounts accrued or paid to the General Partners or their affiliates during the years ended December 31, 1996, 1995 and 1994 were as follows:


                                          1996        1995        1994
      Property management fees          $193,484    $192,572    $176,861
      Expense reimbursements             157,089     129,445     209,994

         Charged to operations          $350,573    $322,017    $386,865

In addition to the amounts above, the following amounts relating to refinancing activities were paid to the General Partners or their affiliates:

                                          1996        1995        1994
      Cost reimbursements               $  -        $  3,793    $ 45,814



                                   Continued

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

J. Federal Income Taxes

   For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

   The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                     1996            1995        1994
      Net income (loss) per
        Consolidated Statement of
        Operations                   $  10,513      $(24,601)   $(409,938)

      Add:  Difference in book
             to tax depreciation
             and amortization          (35,798)      (64,375)     (73,351)

      Less: Rental adjustment
             required by Generally
             Accepted Accounting
             Principles                  1,208         3,467        3,344

      Net loss for federal
        income tax purposes           $(24,077)     $(85,509)   $(479,945)

   The allocation of the net loss for federal income tax purposes for the year ended December 31, 1996 is as follows:

                                 Portfolio   Passive
                                  Income       Loss        Total

                                                             >
   General Partners              $   797    $  (1,037)   $   (240)

   Original Limited Partner          -           -            -

   Investor Limited Partners      78,855     (102,692)    (23,837)

                                 $79,652    $(103,729)   $(24,077)


For the years ended December 31, 1996, 1995 and 1994, the per Unit net loss to the Investor Limited Partners for federal income tax purposes was $(.88), $(3.11) and $(17.48), respectively.

The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $4,198,500 and $1,795,000 at December 31, 1996 and 1995, respectively. The tax and book basis of the Partnership's liabilities are the same.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996

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

Courtyards
Village East
Apartments
Naperville,
Illinois        $ 3,219,833   $  487,529   $ 6,486,198  $1,478,653     3
                                                                       to 25
                                                                        Years


Nora Corners
Shopping Center
Indianapolis,
Indiana           4,141,618      775,345     8,240,342     699,186    2 to 39
                                                                      Years

Windsor
Apartments
Garland,
Texas             5,200,714      696,362     9,251,669     790,423    3 to 25
                                                                       Years

  Total         $12,562,165       $1,959,236   $23,978,209     $2,968,262

                      Gross Amounts Carried at
                            End of Year                Accum-    Year
                               Buildings               lated   Constru-  Date
                                 and                   Depre-   uction   Acqu-
Description     Land       Improvements      Total    ciation  Completed ired

Courtyards
Village East
Apartments
Naperville,
Illinois      $  487,529     $ 7,964,851  $ 8,452,380  $ 4,637,629  1973  4/1/85


Nora Corners
Shopping Center
Indianapolis,
Indiana         775,345       8,939,528    9,714,873    3,676,352   1985 9/24/86

Windsor
Apartments
Garland,
Texas           696,362      10,042,092   10,738,454    5,783,142  1984 12/27/84


  Total       $1,959,236     $26,946,471    $28,905,707  $14,097,123



Continued

KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Continued)

December 31, 1996



Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1996:

                                      1996           1995          1994

   Real Estate

   Balance at beginning of year   $28,213,735    $27,951,394  $27,729,445

   Acquisition and improvements       691,972        262,341      221,949

   Balance at end of year         $28,905,707    $28,213,735  $27,951,394



                                      1996           1995         1994
   Accumulated Depreciation

   Balance at beginning of year   $12,807,221    $11,561,799  $10,333,495

   Depreciation expense             1,289,902      1,245,422    1,228,304

   Balance at end of year         $14,097,123    $12,807,221  $11,561,799

The Partnership uses the cost basis for property valuation for both income tax and financial statement purposes. The aggregate cost of the Partnership's real estate for federal income tax purposes is $28,876,862 and the aggregate accumulated depreciation for federal income tax purposes is $18,266,817.