Form 10-Q
period 1997-03-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1997-05-14
CIK 751570

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549


                       FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997

                          OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

    Commission file number          0-14377


         Krupp Realty Limited Partnership-VII


            Massachusetts                04-2842924
(State or other jurisdiction of       (IRS employer
incorporation or organization)   identification no.)

470 Atlantic Avenue, Boston, Massachusetts  02210
(Address of principal executive offices)  Zip Code)


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


The total number of pages in this document is 10.

            PART I.  FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

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

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                     March 31,    December 31,
                                                         1997           1996

Real estate assets:
   Multi-family apartment complexes, net of
      accumulated depreciation of $10,650,461
      and $10,420,771, respectively                $ 8,634,192    $ 8,770,063
   Retail center, net of accumulated
      depreciation of $3,774,266 and $3,676,352,
      respectively                                   5,941,143      6,038,521

         Total real estate assets                   14,575,335     14,808,584

Cash and cash equivalents                            1,060,699      1,177,332
Cash restricted for tenant security deposits            36,961         36,823
Replacement reserve escrow                              54,132         52,009
Prepaid expenses and other assets                      545,127        584,929
Deferred expenses, net of accumulated
   amortization of $100,344 and $91,377,
   respectively                                        186,950        195,917

         Total assets                              $16,459,204    $16,855,594



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Mortgage notes payable                          $12,514,323    $12,562,165
   Accounts payable                                      5,465          7,431
   Accrued expenses and other liabilities              764,277        846,419

         Total liabilities                          13,284,065     13,416,015

Partners' equity (deficit) (Note 2):
   Investor Limited Partners (27,184
      Units outstanding)                             3,834,667      4,072,663
   Original Limited Partner                           (406,103)      (384,948)
   General Partners                                   (253,425)      (248,136)

         Total Partners' equity                      3,175,139      3,439,579

         Total liabilities and Partners' equity    $16,459,204    $16,855,594

                    The accompanying notes are an integral
                part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three Months
                                                     Ended March 31,
                                                   1997           1996


Revenue:
   Rental                                       $1,196,040     $1,164,887
   Interest income                                  15,313         20,237

         Total revenue                           1,211,353      1,185,124

Expenses:
   Operating (Note 3)                              281,971        284,439
   Maintenance                                      66,095         70,226
   Real estate taxes                               127,821        109,963
   General and administrative (Note 3)              37,723         28,932
   Management fees (Note 3)                         50,088         49,259
   Depreciation and amortization                   336,571        315,792
   Interest                                        273,480        277,292

         Total expenses                          1,173,749      1,135,903

Net income                                      $   37,604     $   49,221

Allocation of net income (Note 2):

   Investor Limited Partners
    (27,184 Units outstanding)                  $   33,844     $   44,299

   Per Unit of Investor Limited Partner
    Interest                                    $     1.24     $     1.63

   Original Limited Partner                     $    3,008     $    3,938

   General Partners                             $      752     $      984

                    The accompanying notes are an integral
                part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Three Months
                                                            Ended March 31,
                                                           1997         1996
Operating activities:
   Net income                                           $   37,604   $   49,221
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                     336,571      315,792
         Changes in assets and liabilities:
            Increase in cash restricted for tenant
               security deposits                              (138)      (1,202)
            Decrease in prepaid expenses and other
               assets                                       39,802       27,840
            Decrease in accounts payable                    (1,123)     (40,622)
            Decrease in accrued expenses and other
               liabilities                                 (82,142)     (43,911)

                  Net cash provided by operating
                     activities                            330,574      307,118

Investing activities:
   Deposits to replacement reserve escrow                   (6,000)      (6,000)
   Withdrawals from replacement reserve escrow               3,877        9,733
   Additions to fixed assets                               (94,355)     (18,624)
   Increase (decrease) in accounts payable related
      to fixed asset additions                                (843)       1,791

                  Net cash used in investing activities    (97,321)     (13,100)

Financing activities:
   Principal payments on mortgage notes payable            (47,842)     (44,143)
   Distributions                                          (302,044)    (302,044)

                  Net cash used in financing activities   (349,886)    (346,187)

Net decrease in cash and cash equivalents                 (116,633)     (52,169)

Cash and cash equivalents, beginning of period           1,177,332    1,311,037

Cash and cash equivalents, end of period                $1,060,699   $1,258,868

The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.Accounting Policies
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission.
In the opinion of the General Partners of Krupp Realty
Limited Partnership-VII and Subsidiaries (the
"Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Consolidated Financial
Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.
In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three months ended
March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of Financial
Condition and Results of Operations included in this report.

2.Changes in Partners' Equity

A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1997 is as follows:

                          Investor      Original                 Total
                          Limited       Limited     General     Partners'
                          Partners      Partner     Partners     Equity

      Balance at
       December 31, 1996 $ 4,072,663   $(384,948)  $(248,136)  $3,439,579

      Distributions         (271,840)    (24,163)     (6,041)    (302,044)

      Net income              33,844       3,008         752       37,604

      Balance at
       March 31, 1997    $ 3,834,667   $(406,103)  $(253,425)  $3,175,139

                                   Continued

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

3. Related Party Transactions

Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 4% of the gross receipts, net of leasing commissions, from the commercial properties under management and 5% of gross receipts from residential properties under management. The residential management agreements were sold to BRI OP Limited Partnership, a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The
Partnership also reimburses affiliates of the General
Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

Amounts accrued or paid to the General Partners or their affiliates were as follows:

                                                 For the Three Months
                                                    Ended March 31,
                                                   1997        1996

         Property management fees                $ 50,088    $ 49,259

         Expense reimbursements                    37,561      36,099

           Charged to operations                 $ 87,649    $ 85,358

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES



Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Currently, management is reviewing refinancing options for the Courtyards Village mortgage note. Increased liquidity which may result from this refinancing will be used to fund capital improvements at the Partnership's properties, Courtyards Village, Nora
Corners and Windsor Apartments.  Approximately
$1,240,000 in fixed asset expenditures are anticipated in 1997 in order to improve the appearance of the properties and allow them to remain competitive in their respective markets. These improvements include sign replacements at Windsor Apartments and interior improvements and appliance replacements at both
Courtyards Village and Windsor Apartments.

Cash Flow

Shown below, as required by the Partnership Agreement, is the calculation of Cash Flow of the Partnership for the three months ended March 31, 1997. The General
Partners provide the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                         Rounded to $1,000

      Net income for tax purposes                        $          35,000

      Items not requiring (requiring) the use of
       operating funds:
         Tax basis depreciation and amortization                   341,000
         Principal payments on mortgage notes payable              (48,000)
         Expenditures for capital improvements                     (94,000)
         Releases from working capital reserves                     68,000

      Cash Flow                                          $         302,000

Continued

             KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES



Operations

Cash Flow, as calculated by Section 8.2(a) of the Partnership Agreement, for the first three months of 1997, before releases from capital reserves, decreased when compared to the same period in 1996 due primarily to increased capital improvements at the Partnership's two residential properties, Courtyards Village
("Courtyards") and Windsor Apartments ("Windsor").
Improvements, including new signs at Windsor and pool upgrades at Courtyards, were completed in the first quarter of 1997.

Overall, net income decreased in the first quarter of 1997 when compared to the first quarter of 1996 as the increase in total expenses more than offset the increase in total revenue. While occupancy remained relatively stable, rental revenue increased as a result of moderate rental rate increases beginning in the second quarter of 1996 at the Partnership's residential properties. Interest income decreased due to lower average cash and cash equivalent balances.

Total expenses remained relatively stable for the three months ended March 31, 1997 when compared to the same period in 1996 with the exception of increases in general and administrative, real estate tax and depreciation expenses. Legal costs related to the recent unsolicited tender offer to purchase
Partnership Units resulted in the rise in general and administrative expense, while a reassessment of Windsor Apartments property value in the third quarter of 1996 increased real estate tax expense.
Depreciation expense increased in conjunction with the increase in capital improvements.

 KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              PART II - OTHER INFORMATION



Item 1.Legal Proceedings
Response:  None

Item 2.Changes in Securities
Response:  None

Item 3.Defaults upon Senior Securities
Response:  None

Item 4.Submission of Matters to a Vote of Security
 Holders
Response:  None

Item 5.Other Information
Response:  None

Item 6.Exhibits and Reports on Form 8-K
Response:  None

                       SIGNATURE


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Krupp Realty Limited Partnership-VII

 (Registrant)



BY:                     /s/Wayne H. Zarozny
                            Wayne H. Zarozny
                            Treasurer and Chief
                            Accounting Officer of the
                            Krupp Corporation, a
                            General Partner.



DATE: May 13, 1997