Form 10-Q
period 1997-06-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1997-08-12
CIK 751570

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,
1997

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

                    CONSOLIDATED BALANCE SHEETS


                              ASSETS


                                            June 30,   December 31,
                                                1997         1996

Real estate assets:
  Multi-family apartment complexes, net of
     accumulated depreciation of $10,880,907,
     and $10,420,771, respectively        $ 8,510,178  $ 8,770,063
  Retail center, net of accumulated
     depreciation of $3,872,181, and
     $3,676,352, respectively               5,843,228    6,038,521

       Total real estate assets            14,353,406   14,808,584

Cash and cash equivalents (Note 2)          1,049,681    1,177,332
Cash restricted for tenant security deposits   31,755       36,823
Replacement reserve escrow                     60,132       52,009
Prepaid expenses and other assets             701,457      584,929
Deferred expenses, net of accumulated
  amortization of $109,310 and $91,377,
  respectively                                177,984      195,917

       Total assets                       $16,374,415  $16,855,594



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage notes payable                  $12,465,507  $12,562,165
  Accounts payable                              3,324        7,431
  Accrued expenses and other liabilities      765,818      846,419

       Total liabilities                   13,234,649   13,416,015

Partners' equity (deficit) (Note 3):
  Investor Limited Partners (27,184
     Units outstanding)                     3,802,831    4,072,663
  Original Limited Partner                   (408,933)   (384,948)
  General Partners                           (254,132)   (248,136)

  Total Partners' equity                    3,139,766    3,439,579

  Total liabilities and Partners' equity  $16,374,415  $16,855,594

              The accompanying notes are an integral
          part of the consolidated financial statements.

       KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                            For the Three Months    For the Six Months
                              Ended June 30,           Ended June 30,

                            1997         1996        1997       1996

Revenue:
 Rental                       $1,165,732   $1,122,274  $2,361,772$2,287,161
 Interest income                  12,745       19,332      28,058    39,569

   Total revenue               1,178,477    1,141,606   2,389,830 2,326,730

Expenses:
 Operating (Note 4)              284,927      285,765     566,898   570,204
 Maintenance                     121,511       81,774     187,606   152,000
 Real estate taxes               106,990      112,593     234,811   222,556
 General and administrative (Note 4)36,236      7,770      73,959    36,702
 Management fees (Note 4)         54,348       48,698     104,436    97,957
 Depreciation and amortization   337,327      321,647     673,898   637,439
 Interest                        272,511      276,396     545,991   553,688


   Total expenses              1,213,850    1,134,643   2,387,599 2,270,546


Net income (loss)             $  (35,373)  $    6,963  $    2,231$   56,184


Allocation of net income (loss)
 (Note 3):

 Investor Limited Partners
   (27,184 Units outstanding) $  (35,019)  $    6,267  $    2,008$   50,566

 Per Unit of Investor Limited
   Partner Interest           $    (1.29)  $      .23  $      .07$     1.86

 Original Limited Partner     $     -      $      557  $      178$    4,495

 General Partners             $     (354)  $      139  $       45$    1,123


















               The accompanying notes are an integral
           part of the consolidated financial statements.

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Six Months
                                                  Ended June 30,

                                                1997      1996
Operating activities:
  Net income                                 $    2,231 $  56,184
  Adjustments to reconcile net income
     to net cash provided by operating activities:
   Depreciation and amortization                673,898   637,439
   Changes in assets and liabilities:
      Decrease (increase) in cash restricted
       for tenant security deposits               5,068    (1,421)
      Decrease (increase) in prepaid expenses and
       other assets                            (116,528)    39,350
      Decrease in accounts payable               (3,440)   (48,530)
      Decrease in accrued expenses and other
       liabilities                              (80,601)   (27,598)

          Net cash provided by operating
            activities                          480,628   655,424

Investing activities:
  Deposits to replacement reserve escrow        (12,000)   (12,000)
  Withdrawals from replacement reserve escrow     3,877     17,287
  Additions to fixed assets                    (200,787)  (151,649)
  Decrease in accounts payable related to fixed
     asset additions                               (667)      -

          Net cash used in investing
            activities                         (209,577)  (146,362)

Financing activities:
  Principal payments on mortgage notes payable  (96,658)   (89,182)
  Distributions                                (302,044)  (302,044)

          Net cash used in financing
            activities                         (398,702)  (391,226)

Net increase (decrease) in cash and cash equivalents
                                             (127,651)     117,836

Cash and cash equivalents, beginning of period 1,177,332 1,311,037

Cash and cash equivalents, end of period     $1,049,681 $1,428,873















             The accompanying notes are an integral
         part of the consolidated financial statements.

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)Accounting Policies

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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

June 30,December 31,

                                         1997           1996

      Cash and money market accounts  $  553,276    $   285,964
      Commercial paper                   496,405        891,368

                                      $1,049,681    $ 1,177,332

At June 30, 1997, commercial paper represents corporate issues complying with Section 6.2(a) of the Partnership Agreement purchased through a corporate issuer maturing in the third quarter of 1997. At June 30, 1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.












Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)   Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1997 is as follows:

      Investor        Original              Total
      Limited         Limited    General   Partners'
       Partners       Partner    Partners   Equity

     Balance at
      December 31, 1996$ 4,072,663$(384,948)$(248,136)$3,439,579

     Net income      2,008            178        45       2,231

     Distributions   (271,840)    (24,163)   (6,041)  (302,044)

     Balance at
      June 30, 1997  $ 3,802,831$(408,933)$(254,132)$3,139,766

(4)Related Party Transactions

Commencing with the date of acquisition of the Partnership's properties, the Partnership entered into agreements under which property management fees are paid to an affiliate of the General Partners for services as management agent. Such agreements provide for management fees payable monthly at a rate of 4% of the gross receipts, net of leasing commissions, from the commercial property under management and 5% of gross receipts from residential properties under management. The residential management agreements were sold to BRI OP Limited Partnership, a subsidiary of
Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February
28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including accounting, computer, insurance, travel, legal and payroll; and with the preparation and mailing of reports and other communications to the Limited Partners.

Amounts accrued or paid to the General
Partners or their affiliates were as follows:

                    For the Three Months For the Six Months
                       Ended June 30,       Ended June 30,
                      1997     1996     1997      1996

Property management fees$ 54,348 $ 48,698 $104,436 $ 97,957

Expense reimbursements  41,454  34,690  79,015     70,789
Charged to operations$ 95,802 $ 83,388 $183,451 $ 168,746

(5)     Subsequent Event

   Subsequent to the end of the second
   quarter, on July 30, 1997, the Partnership refinanced the Courtyards Village mortgage note. The new $5,280,000 note bears interest at an annual rate of 7.88% with equal monthly installments of $38,302, consisting of principal and interest, and matures on June 1, 2007. Net refinancing proceeds are expected to total approximately $1,860,000.

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

Subsequent to the end of the second quarter, on July 30, 1997, the Partnership refinanced the Courtyards Village mortgage note. The new
$5,280,000 note bears interest at an annual rate of 7.88% with equal monthly installments of $38,302, consisting of principal and interest, and matures on June 1, 2007.
Refinancing proceeds of approximately
$1,860,000 from the refinancing will provide additional liquidity to fund capital improvements at the Partnership's properties,
Courtyards Village, Nora Corners and Windsor
Apartments. Approximately $1,217,000 in fixed asset expenditures are anticipated in 1997 in order to improve the appearance of the properties and allow them to remain competitive in their respective markets.
These improvements include sign replacements at Windsor Apartments and interior improvements and appliance replacements at both Courtyards Village and Windsor
Apartments. Improvements at Nora Corners primarily consist of tenant build-outs and upgrades to the exterior of the building.

Cash Flow

Shown below, as required by the Partnership
Agreement, is the calculation of Cash Flow of the Partnership for the six months ended June
30, 1997. The General Partners provide the information below to meet requirements of the Partnership Agreement. However, Cash Flow should not be considered by the reader as a substitute to net income (loss), as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                            Rounded to $1,000

     Net loss for tax purposes                    $  (3,000)

     Items not requiring or (requiring) the use of
      operating funds:
       Tax basis depreciation and amortization      682,000
       Principal payments on mortgage notes payable (97,000)
       Expenditures for capital improvements       (201,000)
       Additions to working capital reserves        (79,000)

     Cash Flow                                   $ 302,000

                           Continued<

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES



Operations

Cash Flow, as calculated by Section 8.2 (a) of the Partnership Agreement, before additions to capital reserves, decreased during the six months ended June 30, 1997 as compared to the same period in 1996 due primarily to increased capital improvements at the Partnership's two residential properties, Courtyards Village
("Courtyards") and Windsor Apartments
("Windsor") and to a decrease in net income.

Overall, net income decreased for the three and six months ended June 30, 1997 when compared to the same periods in 1996 as the increase in total expenses more than offset the increase in total revenue. While occupancy remained relatively stable during these periods, rental revenue increased as a result of collections of late and relet fees at Courtyards during the second quarter of 1997 and rental rate increases implemented at Courtyards and Windsor in 1996 and 1997.

Total expenses increased for the three and six months ended June 30, 1997 as compared to the same periods in 1996 as maintenance, general and administrative, and depreciation expenses all rose. Maintenance expense increased primarily due to preventative pest control at Windsor and landscaping at Courtyards during the second quarter of 1997. General and administrative expense increased due to costs incurred in connection with the operation of the Partnership, including the preparation of reports and other communications to investors.
Also, the Partnership incurred legal costs related to the unsolicited tender offers made to purchase Partnership Units. Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties in recent years.

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




Krupp Realty Limited Partnership-VII
   (Registrant)
BY:/s/Wayne H. Zarozny
Wayne H. Zarozny
Treasurer and Chief Accounting Officer of the
Krupp Corporation, a General Partner.

DATE: August 12, 1997