Form 10-Q
period 1997-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1997-11-13
CIK 751570

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September
30, 1997

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

The total number of pages in this document is 11.

       PART I.  FINANCIAL INFORMATION

Item 1.CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                          September 30,December 31,
                                                1997           1996


  Real estate assets:
  Multi-family apartment complexes, net of
     accumulated depreciation of $11,142,891
     and $10,420,771, respectively        $ 8,655,516 $ 8,770,063
  Retail center, net of accumulated
     depreciation of $3,970,537, and
     $3,676,352, respectively               5,748,589    6,038,521

       Total real estate assets            14,404,105   14,808,584

Cash and cash equivalents (Note 2)          2,707,271    1,177,332
Cash restricted for tenant security deposits   28,857       36,823
Replacement reserve escrow                       -          52,009
Prepaid expenses and other assets             588,951      584,929
Deferred expenses, net of accumulated
  amortization of $120,533 and $91,377,
  respectively (Notes 3 and 5)                301,992      195,917

       Total assets                       $18,031,176  $16,855,594



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage notes payable (Note 3)         $14,539,741  $12,562,165
  Accrued expenses and other liabilities      713,939      853,850

       Total liabilities                   15,253,680   13,416,015

Partners' equity (deficit) (Note 4):
  Investor Limited Partners (27,184 Units
     outstanding)                           3,471,569   4,072,663
  Original Limited Partner                   (433,275)    (384,948)
  General Partners                           (260,798)   (248,136)

       Total Partners' equity               2,777,496    3,439,579

  Total liabilities and Partners' equity  $18,031,176  $16,855,594


             The accompanying notes are an integral
         part of the consolidated financial statements.

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the Three Months          For the Nine Months
                    Ended September 30,         Ended September 30,
                     1997           1996          1997      1996
Revenue:
Rental          $1,156,264    $1,148,701      $3,518,036 $3,435,862
Interest income    23,301         17,290          51,359   56,859

Total revenue   1,179,565      1,165,991       3,569,395  3,492,721

Expenses:
Operating (Note 5)290,816        300,572         857,714   870,776
Maintenance        81,969        101,056         269,575   253,056
Real estate taxes 111,620        130,056         346,431   352,612
General and administrative
     (Note 5)      30,767         19,920         104,726    56,622
Management fees (Note 5)
                   49,536         45,526         153,972    143,483
Depreciation and
amortization      371,563        343,170       1,045,461    980,609
  Interest        303,519        275,480         849,510   829,168

Total expenses 1,239,790  1,215,780            3,627,389 3,486,326

Net income (loss)$  (60,225)$  (49,789)       $  (57,994)$    6,395

Allocation of net income
  (loss) (Note 4):

  Investor Limited Partners
     (27,184 Units
      outstanding)       $  (59,623)$  (49,291)$  (57,414)$    5,755

  Investor Limited Partners
     Per Unit            $    (2.19)$    (1.81)$    (2.11)$      .21

  Original Limited Partner$     -   $     -   $     -   $      512

  General Partners  $     (602)     $     (498)$     (580)$      128



                The accompanying notes are an integral
            part of the consolidated financial statements.

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Nine Months
                                             Ended September 30,
                                               1997      1996
Operating activities:
  Net income (loss)                        $   (57,994)$    6,395
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Depreciation and amortization         1,045,461   980,609
          Changes in assets and liabilities:
          Decrease (increase) in cash restricted
            for tenant security deposits         7,966    (1,632)
          Decrease (increase) in prepaid expenses
            and other assets                    (4,022)    20,421
          Decrease in accrued expenses and other
            liabilities                       (136,596)   (25,038)

               Net cash provided by operating
                 activities                    854,815   980,755

Investing activities:
  Deposits to replacement reserve escrow       (12,000)   (18,000)
  Withdrawals from replacement reserve escrow   64,009    23,098
  Additions to fixed assets                   (611,826)  (505,302)

Decrease in accrued expenses and other
liabilities related to fixed asset additions      (3,315)      -


               Net cash used in investing
                 activities                   (563,132)  (500,204)

Financing activities:
  Increase in deferred expenses               (135,231)      -
  Proceeds from mortgage note payable        5,280,000      -
  Repayment of mortgage note payable        (3,172,809)      -
Principal payments on mortgage notes payable  (129,615)  (135,137)
  Distributions                               (604,089)  (604,089)

               Net cash provided by (used in)
                 financing activities        1,238,256  (739,226)

Net increase (decrease) in cash and cash
  equivalents                                1,529,939  (258,675)

Cash and cash equivalents, beginning of period  1,177,332 1,311,037

Cash and cash equivalents, end of period   $ 2,707,271$1,052,362












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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of September 30, 1997, its results of operations for the three and nine months ended
September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. Certain prior period balances have been reclassified to conform with current period consolidated financial statement presentation.

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)  Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                      September 30, December 31,
                                          1997        1996

       Cash and money market accounts $2,309,861   $    285,964
       Commercial paper                  397,410        891,368

                                      $2,707,271   $  1,177,332

   At September 30, 1997, commercial paper represents corporate issues maturing in the fourth quarter of 1997. At September
   30, 1997, the carrying value of the Partnership's investment in commercial paper approximates fair value.














Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


(3)Mortgage Notes Payable

On July 30, 1997, the Partnership completed the refinancing of the Courtyards Village
Apartments mortgage note. The property was refinanced with a $5,280,000 non-recourse mortgage note payable at the rate of 7.88% per annum with monthly principal and interest payments of $38,302. The mortgage note, which is collateralized by the property, matures on August 1, 2007 at which time the remaining principal (approximately $4,658,637) and any accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days notice. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $3,172,809, pay closing costs of $102,485 and to establish various escrows.

(4)    Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1997 is as follows:

                        Investor    Original               Total
                        Limited     Limited   General    Partners'
                        Partners    Partner   Partners    Equity

     Balance at
       December 31, 1996$4,072,663$(384,948)$(248,136) $3,439,579

     Net loss            (57,414)       -         (580)   (57,994)

     Distributions       (543,680)  (48,327)  (12,082)  (604,089)

     Balance at
     September 30, 1997$3,471,569  $(433,275)$(260,798)$2,777,496

(5)  Related Party Transactions

   The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 4% of the gross receipts, net of leasing commissions, from the commercial property under management and 5% of gross receipts from residential properties under management. The residential management agreements were sold to BRI OP Limited Partnership, a subsidiary of Berkshire Realty Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.












Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued


(5)  Related Party Transactions - Continued

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                    For the Three Months  For the Nine Months
                     Ended September 30,   Ended September 30,
                      1997     1996      1997      1996

Property management fees$49,536 $ 45,526 $153,972 $ 143,483

Expense reimbursements   41,787   36,521  120,802   107,310

Charged to operations  $91,323$ 82,047 $274,774 $ 250,793

   Expense reimbursements due from affiliates of $72,835 and $14,328 were included in prepaid expenses and other assets at September 30, 1997 and December 31, 1996, respectively.

   In addition to the amounts above, refinancing costs of $52,800 and $0 were paid to the General Partners' affiliates at September 30, 1997 and December 31, 1996, respectively.

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On July 30, 1997, the Partnership successfully completed the refinancing of Courtyards
Village mortgage note payable.  The new
$5,280,000 note bears interest at an annual rate of 7.88%, requires equal monthly principal and interest installments of
$38,302, and matures on August 1, 2007.
Refinancing proceeds of approximately
$1,860,000 will provide additional liquidity to fund capital improvements at the Partnership's properties, Courtyards Village,
Nora Corners and Windsor Apartments. In order to remain competitive in their respective markets, the Partnership's properties have spent approximately $612,000 to date and are anticipated to spend approximately $1,206,000 for fixed assets in 1997. These improvements include sign replacements at Windsor
Apartments and interior improvements and appliance replacements at both Courtyards
Village and Windsor Apartments. Improvements at Nora Corners primarily consist of tenant build-outs and upgrades to the exterior of the building.

Operations

Overall, net income decreased for the three and nine months ended September 30, 1997 as compared to the same periods in 1996, as the increase in total expenses more than offset the increase in total revenue. Rental revenue increased as a result of rental rate increases implemented at Courtyards Village and Windsor
Apartments in 1996 and 1997 as well as late and relet fees collected in 1997 at Courtyards
Village.  Additionally, average occupancy at
Windsor Apartments rose from 95% for the nine months ended September 30, 1996 to 97% for the nine months ended September 30, 1997.














Continued
  KRUPP REALTY LIMITED PARTNERSHIP-VII AND
SUBSIDIARIES



Operations - Continued

Total expenses for the three months ended
September 30, 1997 increased, when compared to the same period in 1996, due primarily to increases in general and administrative, depreciation and interest expenses, partially offset by decreases in maintenance and real estate tax expenses. Costs incurred in connection with the operation of the Partnership, including the preparation of reports and other communications to investors caused general and administrative expense to increase. Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties in recent years. The increase in interest expense was due to the refinancing of the mortgage note payable at Courtyards
Village. Maintenance expense decreased due to higher 1996 expenditures at Courtyards Village and Nora Corners for landscaping and exterior painting, respectively. Real estate taxes decreased due to the adjustment of Nora
Corners's and Windsor Apartments's real estate taxes in the third quarter of 1997 to reflect expected tax billings.

Total expenses for the nine months ended
September 30, 1997 increased when compared to the same period in 1996. Maintenance, general and administrative and depreciation expenses all increased during this period. Maintenance expense increased as a result of preventive pest control at Windsor Apartments and landscaping at Courtyards Village. The rise in general and administrative expense was caused by the costs incurred in connection with the operation of the Partnership, as discussed above, as well as legal costs related to the unsolicited tender offers made to purchase Partnership Units. Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties in recent years.

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




DATE: November 12, 1997