Form 10-K
period 1997-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1998-03-30
CIK 751570

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-K

(Mark One)

     ANNUAL REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [NO FEE REQUIRED]

          For the fiscal year ended
December 31, 1997

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

The total number of pages in this document is 31.

                   PART I

  This Form 10-K contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.BUSINESS

Krupp Realty Limited Partnership-VII ("KRLP-
VII") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts. KRLP-VII issued all of the General Partner Interests to two General Partners, The Krupp Corporation, a
Massachusetts corporation, and The Krupp
Company Limited Partnership-II, a
Massachusetts limited partnership. KRLP-VII also issued all of the Original Limited
Partner Interests to The Krupp Company Limited
Partnership-II. On November 2, 1984, KRLP-VII commenced an offering of up to 40,000 units of Investor Limited Partner Interest (the
"Units") for $1,000 per Unit. The public offering was closed on April 25, 1986, at which time 27,184 Units had been sold. For additional details, see Note A to Consolidated
Financial Statements included in Item 8
(Appendix A) of this report. The primary business of KRLP-VII is to invest in, operate, refinance and ultimately dispose of a diversified portfolio of residential and commercial real estate. KRLP-VII considers itself to be engaged only in the industry segment of investment in real estate.

On December 19, 1984 the General Partners formed Krupp Realty Courtyards Limited
Partnership ("Realty-VII") as a prerequisite for the refinancing of Courtyards Village East
Apartments ("Courtyards Village"). At the same time, the General Partners transferred ownership of Courtyards Village to Realty-VII.
The General Partner of Realty-VII is KRLP-VII.
The Limited Partners of Realty-VII are KRLP-
VII and The Krupp Corporation ("Krupp Corp.").
Krupp Corp. has beneficially assigned its interest in Realty-VII to KRLP-VII.

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

On December 2, 1997, Berkshire Realty
Enterprise Limited Partnership, an affiliate of the General Partners, as agent for the Partnership, entered into an Agreement of Sale to sell Nora Corners, a shopping center containing 89,432 leasable square feet, located in Indianapolis, Indiana, to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. The transaction was consummated on January 30, 1998 (see Note
K to Consolidated Financial Statements,
included in Item 8 (Appendix A) of this
report).

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

As of December 31, 1997, the Partnership did not employ any personnel.

ITEM 2.      PROPERTIES

As of December 31, 1997, the Partnership had leveraged investments in two apartment complexes having an aggregate of 524 units and one commercial shopping center with 89,432 square feet of leasable space.

A summary of the Partnership's real estate investments as of December 31, 1997 is presented below. Schedule III included in
Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                              Average Occupancy
        Total Units/          For the Year Ended
        Year of     Current Leasable       December 31,
DescriptionAcquisition Square Footage  1997 1996 1995 1994 1993

Residential

Courtyards Village East
  Apartments
Naperville, Illinois 1985 224 Units  97%  98%  95%  97%  96%

Windsor Apartments
Garland, Texas    1984   300 Units  96%  96%  95%  94%  92%

Commercial

Nora Corners Shopping
  Center
Indianapolis, Indiana 1986 89,432 Sq. Ft. 94%  94%  93%  93%  93%

The Partnership has no present plans for major improvements or developments of its real estate. Only improvements necessary to keep the Partnership's properties competitive in their respective markets were completed in 1997 and are expected to be completed in the next year.

There were two tenants at Nora Corners
occupying 10% or more of the Partnership's leasable space as of December 31, 1997.

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

The number of Investor Limited Partners as of December 31, 1997 was approximately 1,500.

One of the objectives of the Partnership is to generate cash available for distribution.
The Partnership discontinued distributions during 1989 due to insufficient operating Cash
Flow. In 1994, however, the General Partners determined that there was sufficient Cash Flow to reinstate distributions. These distributions commenced in August, 1994 at a rate of $5.00 per Unit and thereafter have been paid semiannually at an annual rate of $20.00 per Unit.

  The Partnership made the following distributions to its Partners during the years ended December 31, 1997 and 1996:

                                  Year Ended December 31,
                               1997                    1996
                          Amount   Per Unit      Amount Per Unit
Limited Partners:

  Investor Limited Partners
     (27,184 Units
     outstanding)        $543,679 $20.00     $543,679  $20.00

  Original Limited Partner  48,327                    48,327

General Partners           12,082                     12,082

                         $604,088                   $604,088

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

                   1997       1996       1995      1994         1993

Total revenue     $ 4,795,059 $ 4,688,515 $ 4,537,418 $ 4,286,787$4,799,476

Income (loss) before
  gain on sale of
  property          (151,137)     10,513      (24,601)   (409,938)   (789,506)

Gain on sale of
  property              -            -          -          -       843,368

Net income (loss)    (151,137)     10,513    (24,601)   (409,938)   53,862

Net income (loss)
  allocated to:

  Investor Limited
     Partners        (149,626)      9,462    (24,355)   (405,839)     53,323
       Per Unit         (5.50)        .35       (.90)     (14.93)       1.96

  Original Limited
     Partner             -            841       -          -          -

  General Partners     (1,511)       210       (246)     (4,099)        539

Total assets at
  December 31,     17,995,610  16,855,594  17,611,547 18,358,061 18,751,190

Long-term obligations
  at December 31,  14,345,624 12,366,197  12,563,382 12,745,312  8,364,761

Distributions:

  Investor Limited
     Partners         543,679    543,679    543,679    135,920        -
       Per Unit         20.00      20.00      20.00       5.00        -

  Original Limited
     Partner           48,327     48,327     48,327     12,082        -

  General Partners     12,082     12,082     12,082       3,020       -

Operating results for the periods presented are not comparable due to the sale of Westbrook Place and Willow Cove Apartments on July
1, 1993.

Prior performance of the Partnership is not necessarily indicative of future operations.
ITEM 7.        MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

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

On July 30, 1997, the Partnership successfully completed the refinancing of the Courtyards
Village East Apartments ("Courtyards Village") mortgage note. The new $5,280,000 note bears interest at an annual rate of 7.88%, requires equal monthly principal and interest installments of $38,302, and matures on August
1, 2007.  Net refinancing proceeds of
approximately $1,860,000 will provide
additional liquidity to fund capital
improvements at the Partnership's properties,
Courtyards Village and Windsor Apartments.

In order to remain competitive in their
respective markets, the Partnership's
properties spent approximately $1,301,000 in
1997 and are expecting to spend approximately
$1,721,000 for fixed assets in 1998, primarily funded from refinancing proceeds. These improvements include interior and exterior enhancements, carpeting and vinyl flooring upgrades, roofing at Windsor Apartments and an extensive rehabilitation project at Courtyards
Village.

On December 2, 1997, Berkshire Realty
Enterprises Limited Partnership, an affiliate of the General Partners, as agent for the Partnership, entered into an Agreement of Sale to sell Nora Corners, a shopping center containing 89,432 net leasable square feet located in Indianapolis, Indiana, to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. The transaction was consummated on January 30, 1998 (see Note
K to Consolidated Financial Statements,
included in Item 8 (Appendix A) of this
report). Net proceeds from the sale, after payment of Partnership liabilities and funding of reserves for contingent liabilities, will be distributed in accordance with the Partnership Agreement.

Operations

The following discussion relates to the
operations of the Partnership and its
properties, Courtyards Village, Nora Corners
Shopping Center and Windsor Apartments for the years ended December 31, 1997, 1996, and 1995.

1997 compared to 1996

Net income decreased in 1997 when compared to 1996, as the increase in total expenses more than offset the increase in total revenue.
Rental revenue increased as a result of rental rate increases implemented at Courtyards
Village and Windsor Apartments as well as late and relet fees collected at Courtyards
Village. Occupancy rates at the Partnership's properties remained relatively stable in 1997 when compared to 1996.

Total expenses in 1997 increased, when
compared to 1996, due primarily to increases in maintenance, general and administrative, depreciation and interest expenses.
Maintenance expense increased due to shrubbery and mulch replacement at Courtyards Village and preventive pest control at Windsor
Apartments. Costs incurred in connection with the operation of the Partnership, including the preparation of reports and other communications to investors as well as legal costs related to the unsolicited tender offers made to purchase Partnership Units caused general and administrative expense to increase. Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties. Interest expense rose as a result of the refinancing of the Courtyards Village mortgage note (for further discussion of this matter, see Note D to the Consolidated
Financial Statements, included in Item 8
(Appendix A) to this report).

1996 compared to 1995

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

Total expenses increased in 1996 as compared to 1995. This increase was attributable to a rise in both operating and real estate tax expenses. Operating expense increased as utility consumption during the first quarter of 1996 increased due to severe weather conditions in the Chicago area. Additionally, extensive advertising for Courtyards Village further contributed to this rise in operating expense and allowed Courtyards to achieve and maintain its high level of occupancy. Real estate taxes increased as a result of a reassessment of Windsor Apartments' property value in 1996 by the local taxing authority.
These increases in operating and real estate tax expenses were partially offset by a decrease in general and administrative expense due to legal and consulting fees paid for the appraisals of the properties in 1995.
Depreciation expense increased in conjunction with the increase in capital improvements, which were performed to enhance the appearance of the Partnership's properties.

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

  Position with
Name and AgeThe Krupp Corporation

Douglas Krupp (51)President and Co-Chairman of the Board
George Krupp (53)Co-Chairman of the Board
Wayne H. Zarozny (39)Treasurer

  Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, health care facility ownership and the management of the company.
Mr. Krupp is a graduate of Bryant College.  In
1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.
Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company,
Inc. (NYSE-BRI) and Harborside Health care
(NYSE-HBR). Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government
Income Trust and as Chairman of the Board and Trustee of Krupp Government Income Trust II.
George Krupp is Douglas Krupp's brother.

  George Krupp is the Co-Chairman and Co-
Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard
University Extension School, and holds a Master's degree in history from Brown
University.

  Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for accounting and financial reporting, treasury, accounts payable and payroll activities. Prior to joining The
Berkshire Group, he was an audit supervisor for Pannell Kerr Forster International and on the audit staff of Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business
Administration from Clark University and is a Certified Public Accountant.

ITEM 11.                         EXECUTIVE
COMPENSATION

  The Partnership has no directors or
executive officers.

ITEM 12.                         SECURITY
OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  As of December 31, 1997, beneficial owners of record owning more than 5% of the Partnership's 27,184 outstanding Units were as follows:

   Title     Name and Address             Amount and NaturePercent
    of              of                            of          of
   Class     Beneficial Owner            Beneficial Ownership Class

   InvestorEquity Resource Cambridge Fund L.P.
   Limited 14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          105.00 Units   .39%

   Title     Name and Address             Amount and NaturePercent
    of              of                            of          of
   Class     Beneficial Owner            Beneficial Ownership Class

  InvestorEquity Resource General Fund L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                           30.00 Units   .11%

  Investor                               Equity Resource Brattle Fund
L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                           20.00 Units   .07%

  Investor     Equity Fund XV L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          160.00 Units   .59%

   Investor                              Equity Resource Fund XVI L.P.
   Limited 14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          515.00 Units  1.89%

  Investor                               Equity Resource Fund XVII
L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          497.50 Units  1.83%

  Investor                               Equity Resource Fund XVIII
L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          150.00 Units   .55%

  Investor     Equity Fund XIX L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          186.50 Units   .69%

           Total                               1,664.00 Units  6.12%

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

  (4.2)  Thirty-Second Amendment and
         Restatement of Certificate of Limited
         Partnership filed with the
         Massachusetts Secretary of State on
         June 4, 1986 [Exhibit 4.2 to
         Registrant's Report on Form 10-K
         dated October 31, 1986 (File No. 0-
         14377)].*

  (10)   Material Contracts

         Windsor Apartments

  (10.1)     Purchase and Sale Agreement
             dated June 3, 1983 between
             Douglas Krupp, on behalf of
             himself and others, and Garland
             Land Joint Venture [Exhibit 1 to
             Registrant's Report on Form 8-K
             dated December 27, 1984 (File
             No. 2-92889)].*

  (10.2)     Property Management Agreement,
             dated December 27, 1984 between
             Krupp Realty Limited
             Partnership-VII, as Owner and
             BRI OP Limited Partnership,
             formerly known as Berkshire
             Property Management, a
             subsidiary of Berkshire Realty
             Company, Inc.  [Exhibit 10.4 to
             Registrant's Report on Form 10-K
             for the fiscal year ended
             October 31, 1984 (File No. 2-
             92889)].*

  (10.3)     Promissory Note dated April 13,
             1994 by and between Windsor
             Partners Limited Partnership and
             Sun Life Insurance Company of
             America [Exhibit 10.1 to
             Registrant's Report on Form 10-Q
             dated June 30, 1994 (File No. 0-
             14377)].*

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

  (10.14)    Property Management Agreement,
             dated April 1, 1985 between
             Krupp Realty Limited
             Partnership-VII, as Owner and
             BRI OP Limited Partnership,
             formerly known as Berkshire
             Property Management, an
             affiliate of Berkshire Realty
             Company, Inc.  [Exhibit 10.20 to
             Registrant's Report on Form 10-K
             for the year ended October 31,
             1985 (File No. 2-92889)].*

(10.15)   Promissory Note dated July 30, 1997
          between American National Bank and
          Trust Company of Chicago and Reilly
          Mortgage Group, Inc.+

(10.16)   Multifamily Mortgage, Assignment of
          Rents, and Security Agreement dated
          July 30, 1997 between American
          National Bank and Trust Company of
          Chicago and Reilly Mortgage Group,
          Inc.+

       Nora Corners Shopping Center

(10.17)   Purchase and Sale Agreement dated
          June 16, 1986 between Douglas Krupp,
          on behalf of himself and others and
          Nora Corners Building Associates,
          Ltd., an Illinois limited
          partnership [Exhibit 1 to
          Registrant's Report on Form 8-K
          dated September 24, 1986 (File No.
          0-14377)].*


(10.18)   Amendment to Purchase and Sale
          Agreement dated August 29, 1986
          between Douglas Krupp, on behalf of
          himself and others (assigned to
          Krupp Realty Limited Partnership-
          VII), and Nora Corners Building
          Associates, Ltd., an Illinois
          limited partnership [Exhibit 2 to
          Registrant's Report on Form 8-K
          dated September 24, 1986 (File No.
          0-14377)].*

(10.19)   Property Management Agreement dated
          September 24, 1986 between Krupp
          Realty Limited Partnership-VII, as
          Owner and Krupp Asset Management
          Company, now known as Berkshire
          Property Management ("BPM"), as
          Agent [Exhibit 10.36 to Registrant's
          Report on Form 10-K dated October
          31, 1987 (File No. 0-14377)].*

(10.20)   Special Warranty Deed dated
          September 24, 1986 between Krupp
          Realty Limited Partnership-VII and
          Nora Corners Building Associates,
          Ltd., an Illinois limited
          partnership [Exhibit 8 to
          Registrant's Report on Form 8-K
          dated September 24, 1986 (File No.
          0-14377)].*

(10.21)   Land Lease dated October 11, 1962
          between Cornelius M. and Wilma Brown
          (lessor) and Burger Chef Systems,
          Inc., an Indiana corporation
          (lessee) [Exhibit 9 to Registrant's
          Report on Form 8-K dated September
          24, 1986 (File No. 0-14377)].*

(10.22)   Notice of Lease dated September 23,
          1963 between Cornelius M. and Wilma
          Brown (lessor) and Burger Chef
          Systems, Inc., an Indiana
          corporation (lessee) [Exhibit 10 to
          Registrant's Report on Form 8-K
          dated September 24, 1986 (File No.
          0-14377)].*

(10.23)   Assignment of Lease dated September
          24, 1986 between Krupp Realty
          Limited Partnership-VII and Nora
          Corners Building Associates, Ltd.,
          an Illinois limited partnership
          [Exhibit 11 to Registrant's Report
          on Form 8-K dated September 24, 1986
          (File No. 0-14377)].*

(10.24)   Promissory Note dated September 27,
          1994, effective October 6, 1994, by
          and between Krupp Realty Limited
          Partnership-VII and John Hancock
          Mutual Life Insurance Company.
          [Exhibit 10.22 to Registrant's
          Report on Form 10-K dated December
          31, 1994 (File No. 0-14377)].*

(10.25)   Mortgage, Security Agreement,
          Assignment of Leases and Fixture
          Filing dated September 27, 1994,
          effective October 6, 1994,  by and
          between Krupp Realty Limited
          Partnership-VII and John Hancock
          Mutual Life Insurance Company.
          [Exhibit 10.23 to Registrant's
          Report on Form 10-K dated December
          31, 1994 (File No. 0-14377)].*

          *  Incorporated by reference
          +  Filed herein

(c)    Reports on Form 8-K

  During the last quarter of the year ended
  December 31, 1997, the Partnership did not file any reports on Form 8-K.
                 SIGNATURES


Pursuant to the requirements of Section 13 or
15(d) of the Securities Exchange Act of 1934,
the registrant has duly caused this report to
be signed on its behalf by the undersigned,
thereunto duly authorized, on the   th day of
March, 1998.

                      KRUPP REALTY LIMITED
PARTNERSHIP-VII
By: The Krupp Corporation, a General
   Partner

By:/s/ Douglas Krupp
Douglas Krupp, President, Co-Chairman
(Principal Executive Officer) and
Director of The Krupp Corporation

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been
signed below by the following persons on
behalf of the registrant and in the capacities
indicated, on the   th day of March, 1998.

Signatures         Titles


/s/ Douglas Krupp               President, Co-
Chairman (Principal Executive Douglas
KruppOfficer) and Director of The Krupp
Corporation, a General Partner.


/s/ George Krupp                Co-Chairman
(Principal Executive Officer)George Krupp and
Director of The Krupp Corporation, a General Partner.


/s/ Wayne H. Zarozny            Treasurer of
The Krupp Corporation, a Wayne H. Zarozny
General Partner.

                           APPENDIX A

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES















         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                       ITEM 8 OF FORM 10-K

     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
           For the Year Ended December 31, 1997
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants         F-3


Consolidated Balance Sheets at December 31,
1997 and
December 31, 1996                         F-4


Consolidated Statements of Operations for the
Years Ended
December 31, 1997, 1996 and 1995          F-5


Consolidated Statements of Changes in
Partners' Equity for
the Years Ended December 31, 1997, 1996 and
1995                                      F-6


Consolidated Statements of Cash Flows for the
Years Ended
December 31, 1997, 1996 and 1995          F-7


Notes to Consolidated Financial StatementsF-8 - F-16


Schedule III - Real Estate and Accumulated
Depreciation                      F-17 - F-18



All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.
                REPORT OF INDEPENDENT ACCOUNTANTS




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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Krupp Realty Limited
Partnership-VII and Subsidiaries as of
December 31, 1997 and 1996 and the
consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.
In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information required to be included therein.



Boston, Massachusetts              COOPERS & LYBRAND L.L.P.
January 30, 1998
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and 1996

                                    ASSETS
                                                1997         1996

  Real estate assets:
  Multi-family apartment complexes, net of
     accumulated depreciation of $11,454,014 and
     $10,420,771, respectively (Note D)   $ 9,009,457  $ 8,770,063
  Retail center, net of accumulated
     depreciation of $3,676,352 at
     December 31, 1996 (Notes D and H)      5,673,137    6,038,521

        Total real estate assets           14,682,594   14,808,584

Cash and cash equivalents (Note C)          2,254,160    1,177,332
Cash restricted for tenant security deposits   25,980       36,823
Replacement reserve escrow (Note D)              -          52,009
Prepaid expenses and other assets             742,453      584,929
Deferred expenses, net of accumulated
  amortization of $132,911 and $91,377,
  respectively (Note I)                       290,423      195,917


        Total assets                      $17,995,610  $16,855,594



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage notes payable (Note D)         $14,502,371  $12,562,165
  Accounts payable                               -           7,431
  Accrued expenses and other liabilities
  (Note E)                                    808,885      846,419

        Total liabilities                  15,311,256   13,416,015

Commitments (Notes F and H)

Partners' equity (deficit) (Note F):
  Investor Limited Partners (27,184 Units
     outstanding)                           3,379,358   4,072,663
  Original Limited Partner                   (433,275)   (384,948)
  General Partners                           (261,729)   (248,136)

        Total Partners' equity              2,684,354    3,439,579

  Total liabilities and Partners' equity  $17,995,610  $16,855,594









             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1997, 1996 and 1995


                      1997           1996                  1995


Revenue:
  Rental (Note G)$ 4,718,640     $ 4,614,568            $4,470,378
  Interest income     76,419          73,947                67,040

     Total revenue  4,795,059      4,688,515             4,537,418

Expenses:
  Operating (Notes H and I)       1,122,340    1,123,377  1,037,818
  Maintenance                       393,024      366,051   359,058
  Real estate taxes                 465,010      466,876   437,003
  General and administrative (Note I)128,855     98,847   136,069
  Management fees (Note I)           204,023    193,484   192,572
   Depreciation and amortization   1,468,094  1,325,765 1,281,398
   Interest (Note D)               1,164,850  1,103,602 1,118,101

     Total expenses                4,946,196  4,678,002 4,562,019

Net income (loss) (Note J)       $  (151,137)$    10,513$  (24,601)

Allocation of net income (loss)(Note F):

  Investor Limited Partners
     (27,184 Units outstanding)  $  (149,626)$     9,462$  (24,355)

  Investor Limited Partners
     Per Unit                    $     (5.50)$       .35$     (.90)

  Original Limited Partner       $      -   $       841$     -

  General Partners               $    (1,511)$       210$     (246)























         The accompanying notes are an integral
         part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      For the Years Ended December 31, 1997, 1996 and 1995



                                       Investor    Original    Total
                                       Limited      Limited   General Partners'
                                       Partners     Partner   Partners   Equity



Balance at
 December 31, 1994  $5,174,914 $(289,135)   $ (223,936)$ 4,661,843

Distributions        (543,679)  (48,327)       (12,082)  (604,088)

Net loss               (24,355)     -             (246)   (24,601)

Balance at
 December 31, 1995   4,606,880  (337,462)     (236,264)  4,033,154

Distributions         (543,679)  (48,327)      (12,082)  (604,088)

Net income               9,462       841           210      10,513

Balance at
 December 31, 1996   4,072,663  (384,948)     (248,136)  3,439,579

Distributions (Note F)(543,679)  (48,327)     (12,082)   (604,088)

Net loss (Note F)     (149,626)     -           (1,511)  (151,137)

Balance at
 December 31, 1997  $3,379,358 $(433,275)   $ (261,729)$ 2,684,354


The per Unit distributions for each of the years ended December 31, 1997, 1996 and 1995 was $20.00, none of which represented a return of capital.




             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1997, 1996 and 1995

                      1997         1996             1995
Operating activities:
  Net income (loss) $(151,137) $  10,513         $ (24,601)
  Adjustments to reconcile
     net income (loss) to net cash
     provided by operating
     activities:
Depreciation and amortization  1,468,094    1,325,765  1,281,398
  Changes in assets and liabilities:
     Decrease (increase) in
       restricted cash for tenant
       security deposits          10,843         (844)     19,105
     Decrease (increase) in prepaid
       expenses and other assets(157,524)     (16,154)      7,811
     Increase (decrease) in accounts
       payable                    (4,116)     (44,414)     23,338
     Increase (decrease) in accrued
       expenses and other
       liabilities                 (37,534)     60,747     26,798

       Net cash provided by
          operating activities   1,128,626  1,335,613  1,333,849

Investing activities:
  Deposits to replacement reserve
     escrow                        (12,000)    (24,000)    (24,000)
  Withdrawals from replacement
     reserve escrow                 64,009      29,453     20,727
  Additions to fixed assets     (1,300,570)   (691,972)   (262,341)
  Increase (decrease) in accounts
     payable related to fixed asset
     additions                      (3,315)      3,315       -

       Net cash used in
          investing activities  (1,251,876)   (683,204)   (265,614)

Financing activities:
  Principal payments on mortgage
     notes payable                (166,985)   (182,026)   (167,961)
  Proceeds from mortgage
     note payable                5,280,000       -          -
  Repayment of mortgage
     note payable               (3,172,809)       -         -
  Increase in deferred expenses   (136,040)       -       (6,613)
  Distributions                   (604,088)   (604,088)   (604,088)

       Net cash provided by (used
          in) financing activities  1,200,078   (786,114)  778,662)

Net increase (decrease) in cash and
  cash equivalents               1,076,828     (133,705)    289,573

Cash and cash equivalents,
  beginning of year              1,177,332  1,311,037  1,021,464

Cash and cash equivalents,
  end of year                  $ 2,254,160$ 1,177,332$ 1,311,037

             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Organization

Krupp Realty Limited Partnership-VII ("KRLP-
VII") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts. KRLP-VII terminates on December 31, 2025 unless earlier terminated upon the occurrence of certain events as set forth in the Partnership
Agreement.  KRLP-VII issued all of the General
Partner Interests to two General Partners, The
Krupp Corporation, a Massachusetts
corporation, and The Krupp Company Limited
Partnership-II, a Massachusetts limited
partnership, in exchange for capital
contributions aggregating $1,000.  In
addition, the General Partners were required to make additional capital contributions of $135,891 which were used to pay organization and offering costs in excess of 5% of the gross proceeds of the offering. Except under certain limited circumstances upon termination of KRLP-VII, the General Partners are not required to make any other additional capital contributions.

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

On December 19, 1984 the General Partners formed Krupp Realty Courtyards Limited
Partnership ("Realty-VII") as a prerequisite for the refinancing of Courtyards Village East
Apartments ("Courtyards Village"). At the same time, the General Partners transferred ownership of Courtyards Village to Realty-VII.
The General Partner of Realty-VII is KRLP-VII.
The Limited Partners of Realty-VII are KRLP-
VII and The Krupp Corporation ("Krupp Corp.").
Krupp Corp. has beneficially assigned its interest in Realty-VII to KRLP-VII.

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

On December 2, 1997, Berkshire Realty
Enterprises Limited Partnership, an affiliate of the General Partners, as agent for the Partnership, entered into an Agreement of Sale to sell Nora Corners, a shopping center containing 89,432 leasable square feet, located in Indianapolis, Indiana, to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. Nora Corners
Shopping Center was included in a package with thirteen other properties owned by affiliates of the General Partners. The transaction was consummated subsequent to year end on January
30, 1998 (see Note K).





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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period.
Actual results could differ from those
estimates.

Cash and Cash Equivalents

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

Buildings and improvements        2 to 39
years
Equipment, furnishings and fixtures3 to  8
years

Tenant improvements for commercial tenants are depreciated over the life of the related lease.







Continued
  KRUPP REALTY LIMITED PARTNERSHIP-VII AND
SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


B.Significant Accounting Policies, Continued

Impairment of Long-Lived Assets

Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121
"Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be
Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell.

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

C.   Cash and Cash Equivalents

  Cash and cash equivalents at December 31, 1997 and 1996 consisted of the following:

                                         December 31,
                                     1997        1996

     Cash and money market accounts$1,857,152$  285,964
     Commercial paper                397,008     891,368

                                  $2,254,160  $1,177,332




Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.   Mortgage Notes Payable

  The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 1997 and 1996. Mortgage notes payable consisted of the following:

         Annual   Interest
           Principal                Rate
      Property         1997        1996    1997  1996  Maturity Date


  Courtyards Village
East Apartments$ 5,261,610 $ 3,219,833  7.88%   7.00%   August 1, 2007

Nora Corners
Shopping Center  4,084,037  4,141,618   9.00%    9.00% October 1,2004

Windsor Apartments  5,156,724    5,200,714 9.25%9.25%   May 1, 2001

    Total           $14,502,371$12,562,165

Courtyards Village East Apartments

On July 30, 1997, the Partnership completed the refinancing of the Courtyards Village
Apartments mortgage note. The property was refinanced with a $5,280,000 non-recourse mortgage note payable at the rate of 7.88% per annum with monthly principal and interest payments of $38,302. The mortgage note, which is collateralized by the property, matures on August 1, 2007 at which time the remaining principal (approximately $4,658,637) and any accrued interest are due. The note may be prepaid, subject to a prepayment premium, at any time with 30 days notice. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $3,172,809, pay closing costs of $136,040 and to establish various escrows. As part of the refinancing, the Partnership was required to establish a $9,525 repair escrow and a replacement reserve escrow. The replacement reserve escrow required no initial deposit at the close and monthly deposits of $4,200 beginning on September 1, 1998.

At December 31, 1996, the property was subject to a non-recourse mortgage note payable, held by the U.S. Department of Housing and Urban
Development ("HUD") which required equal monthly installments of $26,506, which consisted of principal and interest. In addition, the Partnership was required to make a monthly deposit of $2,000 to an escrow account to be used for property replacements and improvements, and a monthly mortgage insurance premium deposit equal to .5% per annum of the outstanding principal balance.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
$5,400,000 and $3,000,000 for the years ended
December 31, 1997 and 1996, respectively.






Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.Mortgage Notes Payable, Continued

Nora Corners Shopping Center

The property is subject to a non-recourse mortgage note payable in the original amount of $4,250,000, based on a 25-year amortization and payable in equal monthly installments of $35,666, consisting of principal and interest.
At maturity, all unpaid principal,
approximately $3,526,000, and any accrued interest are due. After October 1, 1998, the note may be prepaid subject to a prepayment penalty.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
$4,400,000 and $4,300,000 for the years ended
December 31, 1997 and 1996, respectively.

Windsor Apartments

The property is subject to a non-recourse mortgage note payable in the original amount of $5,300,000, based on a 30-year amortization and payable in equal monthly installments of $43,602, consisting of principal and interest.
At maturity, all unpaid principal,
approximately $5,021,000, and any accrued interest are due. The note may be prepaid subject to a prepayment penalty.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
$5,500,000 for the years ended December 31, 1997 and 1996.

The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2002 are $156,747,
$171,020, $186,599, $5,161,146 and $152,964.

The Partnership paid interest on its
borrowings in the amounts of $1,155,562, $1,087,261 and $1,101,325 during the years ended December 31, 1997, 1996 and 1995,
respectively.

E.   Accrued Expenses and Other Liabilities

  Accrued expenses and other liabilities consisted of the following at December 31, 1997 and 1996:

                                             1997        1996
      Accrued real estate taxes            $499,440    $478,793
      Other liabilities                     210,403     275,754
      Tenant security deposits               79,049      76,532
      Prepaid rent                           19,993      15,340
                                           $808,885    $846,419

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

Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


F.Partners' Equity, Continued

Profits from Capital Transactions are
allocated first, to the Investor Limited
Partners until they have received a return of their total invested capital. Thereafter, profits from Capital Transactions are allocated in accordance with the Partnership
Agreement. Losses from Capital Transactions are allocated 99% to the Investor Limited
Partners and 1% to the General Partners.
Notwithstanding anything above, the General
Partners shall be allocated at least 1% of all profits and losses from Capital Transactions.

Under the terms of the Partnership Agreement, cash distributions are made on the same basis as the allocations of profits described above.
Pursuant to the Partnership Agreement,
proceeds from Capital Transactions shall first be applied to the payment of all debts and liabilities of the Partnership and second to fund reserves for contingent liabilities. The remaining net cash proceeds shall then be distributed in accordance with the Partnership
Agreement and will be distributed in part after payment by the Partnership of a certain subordinated financial consulting fee as described below.

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

As of December 31, 1997, the following
cumulative partner contributions and
allocations have been made since the inception of the Partnership:

                       Investor   Original              Total
                       Limited    Limited    General   Partners'
                       Partners     Partner           Partners   Equity

  Capital contributions$ 27,184,000$ 4,000 $ 136,891 $ 27,324,891
  Syndication costs    (3,697,375)      -   (135,891)  (3,833,266)
  Distributions        (4,928,814)  (438,116)(109,527)  (5,476,457)
  Net loss from capital
    transactions         (816,767)      -     (8,250)    (825,017)
  Net income (loss)
    from operations   (14,361,686)       841 (144,952) (14,505,797)

  Balance at
    December 31, 1997$  3,379,358$ (433,275)$(261,729)$  2,684,354

G.  Future Base Rents Due Under Commercial Operating Leases

  As a result of the sale of the Nora Corners, subsequent to year end, all commercial operating leases were assumed by the buyer
  (see Note K).



Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


H.Land Lease

Nora Corners is situated on 11.21 acres of land, seven acres of which are owned by certain non-affiliated third parties. These seven acres of land are leased to the Partnership subject to a 99-year land lease which expires in 2061. The land lease requires annual rental payments of $17,280 from 1987 through 2012, $20,180 from 2012
through 2037, and $23,040 from 2037 through 2061. Under the terms of the land lease, the lessee may assign its rights to a subsequent purchaser of the property (see Note K).

I.       Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 4% of the gross receipts, net of leasing commissions, from the commercial property under management and 5% of gross receipts from residential properties under management. The affiliate of the General Partners sold the residential management agreements to BRI OP Limited
Partnership, a subsidiary of Berkshire Realty
Company Inc., a publicly traded real estate investment trust and an affiliate of the General Partners, on February 28, 1997. The
Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

  Amounts accrued or paid to the General Partners' affiliates during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                   1997      1996      1995
     Property management fees    $204,023  $193,484  $192,572
     Expense reimbursements       161,571   157,089   129,445

       Charged to operations     $365,594  $350,573  $322,017

  Expense reimbursements due from affiliates of $78,010 and $14,328 were included in prepaid expenses and other assets at December 31, 1997 and 1996, respectively.

In addition to the amounts above, refinancing costs of $53,540 were paid to the General Partners' affiliates during the year ended December 31, 1997.



                            Continued
         KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


J.  Federal Income Taxes

  For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

  The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net loss reported in the Partnership's federal income tax return for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                1997       1996       1995
     Net income (loss) per
       Consolidated Statement of
          Operations           $(151,137) $  10,513  $ (24,601)

       Difference in book
          and tax depreciation
          and amortization        35,424    (35,798)   (64,375)

       Rental adjustment
          required by Generally
          Accepted Accounting
          Principles             (10,930)     1,208      3,467

     Net loss for federal
       income tax purposes     $(126,643) $ (24,077) $ (85,509)

  The allocation of the net loss for federal income tax purposes for the year ended December 31, 1997 is as follows:

                           Portfolio  Passive
                            Income      Loss       Total

  General Partners         $   764   $  (2,031)   $   (1,267)

  Original Limited Partner      -         -           -

  Investor Limited Partners   75,655  (201,031)     (125,376)

                           $  76,419 $(203,062)   $ (126,643)


  For the years ended December 31, 1997, 1996 and 1995, the per Unit net loss to the Investor Limited Partners for federal income tax purposes was ($4.61), ($.88) and ($3.11), respectively.

  The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $4,141,800 and $4,198,500 at December 31, 1997 and 1996, respectively. The basis of the Partnership's liabilities for financial reporting purposes is less than its tax basis by approximately $2,895,500 for the year ended December 31, 1997.








Continued
KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



K.  Subsequent Events

  The sale of Nora Corners Shopping Center, as discussed in Note A, was consummated on January 30, 1998. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300, less the assumption of the first mortgage note payable of $4,084,037 and its share of the closing costs. The land lease discussed in Note H was assigned to the buyer in conjunction with the sale.

  As a result of the sale of Nora Corners Shopping Center on January 30, 1998, the Partnership filed a report on Form 8-K on February 2, 1998.
         KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                           December 31, 1997

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

Courtyards
Village East
Apartments
Naperville,
Illinois     $  5,261,610   $  487,529 $ 6,486,198   $  2,580,5653 to 25 Years

Nora Corners
Shopping Center
Indianapolis,
Indiana         4,084,037      775,345    8,240,342       727,1192 to 39 Years

Windsor
Apartments
Garland,
Texas           5,156,724      696,362    9,251,669       961,1483 to 25 Years

  Total      $ 14,502,371   $1,959,236  $23,978,209  $  4,268,832


                    Gross Amounts Carried at
                          End of Year
                          Buildings                                  Year
                            and                   Accumulated  Construction
Date
Description     Land    Improvements   Total     Depreciation  Completed
Acquired

Courtyards
Village East
Apartments
Naperville,
Illinois    $  487,529  $  9,066,763 $ 9,554,292$ 5,174,222   1973   4/1/85


Nora Corners
Shopping Center
Indianapolis,
Indiana        775,345     8,967,461   9,742,806  4,069,669   1985      9/24/86

Windsor
Apartments
Garland,
Texas          696,362    10,212,817 10,909,179  6,279,792    1984     12/27/84


  Total     $1,959,236  $ 28,247,041$30,206,277  $15,523,683






Continued
KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Continued)

December 31, 1997



Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1997:

                                 1997         1996         1995

   Real Estate

Balance at beginning of year $28,905,707  $28,213,735 $27,951,394

Acquisition and improvements   1,300,570      691,972    262,341

Balance at end of year       $30,206,277  $28,905,707$28,213,735



                                 1997       1996         1995
   Accumulated Depreciation

Balance at beginning of year $14,097,123  $12,807,221$11,561,799

Depreciation expense           1,426,560    1,289,902  1,245,422

   Balance at end of year    $15,523,683  $14,097,123$12,807,221

The aggregate cost of the Partnership's real estate for federal income tax purposes is $30,172,138 and the aggregate accumulated depreciation for federal income tax purposes is $19,654,470.