Form 10-Q
period 1998-03-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1998-05-14
CIK 751570

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    March 31,
1998

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

The total number of pages in this document is 11.
       PART I.  FINANCIAL INFORMATION

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

                    CONSOLIDATED BALANCE SHEETS

                               ASSETS

                                            March 31,  December 31,
                                                1998           1997


Real estate assets:
  Multi-family apartment complexes, net of
     accumulated depreciation of $11,737,589
     and $11,454,014, respectively        $  8,866,889 $ 9,009,457
  Retail center (Note 3)                          -      5,673,137

       Total real estate assets              8,866,889  14,682,594

Cash and cash equivalents (Note 2)           4,375,863   2,254,160
Cash restricted for tenant security deposits   26,130       25,980
Prepaid expenses and other assets              408,278     742,453
Deferred expenses, net of accumulated
  amortization of $103,874 and $132,911,
  respectively (Note 4)                        211,781     290,423

       Total assets                       $ 13,888,941$ 17,995,610



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage notes payable (Notes 3 and 4)  $ 10,395,362$ 14,502,371
  Accrued expenses and other liabilities       509,342     808,885

       Total liabilities                    10,904,704  15,311,256

Partners' equity (deficit) (Note 5):
  Investor Limited Partners (27,184
     Units outstanding)                      3,703,426   3,379,358
  Original Limited Partner                    (457,438)    (433,275)
  General Partners                            (261,751)    (261,729)

       Total Partners' equity                2,984,237   2,684,354

  Total liabilities and Partners' equity  $ 13,888,941$ 17,995,610





               The accompanying notes are an integral
        part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months
                                             Ended March 31,
                                           1998        1997

Revenue:
  Rental                                $  994,935  $1,196,040
  Interest income                           42,065      15,313

       Total revenue                     1,037,000   1,211,353

Expenses:
  Operating (Note 6)                       276,415     281,971
  Maintenance                               48,114      66,095
  Real estate taxes                         80,153     127,821
  General and administrative (Note 6)       27,787      37,723
  Management fees (Note 6)                  47,882      50,088
  Depreciation and amortization            377,712     336,571
  Interest (Note 4)                        253,370     273,480

       Total expenses                    1,111,433   1,173,749

  Income (loss) before gain on sale of
     property                              (74,433)     37,604

Gain on sale of property (Note 3)          676,360        -

Net income                              $  601,927  $   37,604

Allocation of net income (Note 5):

  Investor Limited Partners
     (27,184 Units outstanding):
     Income (loss) before gain on sale of
       property                         $  (73,689) $   33,844
     Gain on sale of property              669,597        -
     Net income                         $  595,908  $   33,844

  Investor Limited Partners Per Unit:
     Income (loss) before gain on sale of
       property                         $    (2.71) $     1.24
     Gain on sale of property                24.63        -
     Net income                         $    21.92  $     1.24

  Original Limited Partner:
     Income (loss) before gain on sale of
       property                         $     -     $    3,008
     Gain on sale of property                 -           -
     Net income                         $     -     $    3,008

  General Partners:
     Income (loss) before gain on sale of
       property                         $     (744) $      752
     Gain on sale of property                6,763        -
     Net income                         $    6,019  $      752



               The accompanying notes are an integral
        part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Three Months
                                                   Ended March 31,
                                                  1998      1997
Operating activities:
  Net income                                   $  601,927$   37,604
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization              377,712   336,571
       Gain on sale of property                  (676,360)      -
       Changes in assets and liabilities:
          Increase in cash restricted for tenant
            security deposits                       (150)      (138)
          Decrease in prepaid expenses and other
            assets                                199,282    39,802
          Decrease in accrued expenses and other
            liabilities                          (301,964)  (83,265)

               Net cash provided by operating
                 activities                       200,447   330,574

Investing activities:
  Deposits to replacement reserve escrow             -       (6,000)
  Withdrawals from replacement reserve escrow        -        3,877
  Additions to fixed assets                      (171,343)   (94,355)
  Increase (decrease) in accrued expenses and other
     liabilities related to fixed asset additions   2,421      (843)
  Proceeds from sale of property, net           6,514,727      -

               Net cash provided by (used in)
                 investing activities           6,345,805   (97,321)

Financing activities:
  Repayment of mortgage note payable           (4,084,038)      -
  Principal payments on mortgage notes payable
(22,971)     (47,842)
  Increase in deferred expenses                   (15,496)      -
  Distributions                                  (302,044)  (302,044)

       Net cash used in financing activities   (4,424,549)  (349,886)

Net increase (decrease) in cash and
cash equivalents                                2,121,703  (116,633)

Cash and cash equivalents, beginning of period  2,254,160 1,177,332

Cash and cash equivalents, end of period       $4,375,863$1,060,699












              The accompanying notes are an integral
       part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited
Partnership-VII and Subsidiaries (the
"Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See
Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                          March 31,  December 31,
                                            1998         1997

       Cash and money market accounts   $  4,375,863 $  1,857,152
       Commercial paper                         -         397,008
                                        $  4,375,863 $  2,254,160

(3)Sale of Property

On January 30, 1998, the Partnership sold Nora
Corners Shopping Center ("Nora Corners") to unaffiliated third parties. Nora Corners was included in a package with thirteen other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300, less repayment of the existing mortgage note and interest of $4,114,668 and its share of closing costs of $89,573. For financial reporting purposes, the Partnership realized a gain of $676,360 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

Nora Corners was situated on 11.21 acres of land, seven acres of which were owned by certain non-affiliated third parties. These seven acres of land were leased to the Partnership subject to a 99-year land lease which expired in 2061. The land lease required annual rental payments of $17,280 from 1987 through 2012. On January 30, 1998, in conjunction with the sale of Nora Corners, the land lease was assigned to the purchaser of the property, under the terms of the land lease.


Continued
  KRUPP REALTY LIMITED PARTNERSHIP-VII AND
SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


(4)Mortgage Notes Payable

On July 30, 1997, the Partnership completed the refinancing of the Courtyards Village
Apartments mortgage note. The property was refinanced with a $5,280,000 non-recourse mortgage note payable at the rate of 7.88% per annum with monthly principal and interest payments of $38,302. The mortgage note, which is collateralized by the property, matures on August 1, 2007 at which time the remaining principal (approximately $4,658,637) and any accrued interest are due. The note may be prepaid, subject to a prepayment penalty, at any time with 30 days notice. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $3,172,809, pay closing costs of $151,536 and to establish various escrows.

(5)  Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the three months ended March 31, 1998 is as follows:

                      Investor   Original   Total
                      Limited    Limited   General    Partners'
                      Partners   Partner   Partners    Equity

 Balance at
 December 31, 1997   $ 3,379,358$(433,275)$(261,729)$ 2,684,354

     Distributions      (271,840) (24,163)   (6,041)   (302,044)

     Gain on sale of
      property           669,597     -        6,763      676,360

     Net loss            (73,689)   -          (744)    (74,433)

     Balance at
     March 31, 1998  $ 3,703,426$(457,438)$(261,751)$ 2,984,237


(6)Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 4% of the gross receipts, net of leasing commissions from the commercial property which was under management until January 30, 1998 (see Note 3), and 5% of gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.











Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(6)    Related Party Transactions, Continued

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                                         For the Three Months
                                            Ended March 31,
                                           1998      1997

       Property management fees          $ 47,882  $ 50,088

       Expense reimbursements              28,704    37,561

        Charged to operations            $ 76,586  $ 87,649

Expense reimbursements due from affiliates of $186,964 and $78,010 were included in prepaid expenses and other assets at March 31, 1998 and December 31, 1997, respectively.

In addition to the amounts above, costs paid to the General Partners' affiliates associated with the sale of Nora Corners were $4,171 during the three months ended March 31, 1998.

         KRUPP REALTY LIMITED PARTNERSHIP-VII AND
SUBSIDIARIES



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

On January 30, 1998, the General Partners sold
Nora Corners to unaffiliated third parties.
The property was included in a package with thirteen other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300 for the sale of its property, less the payoff of the mortgage note and its share of the closing costs of $89,573
(see Note 3).

The Partnership anticipates making a special distribution of $77.95 per Unit in the second quarter of 1998, based upon approximately 90% of the proceeds of the sale. The remaining proceeds will be retained to fund liabilities of the Partnership and reserves for contingent liabilities. The balance of the reserves remaining after satisfaction of such contingencies will be distributed in accordance with the Partnership Agreement.

In order to remain competitive in their
respective markets, the Partnership's
properties have spent approximately $171,000 to date and are anticipated to spend approximately $1,714,000 for fixed assets in 1998, primarily funded from 1997 refinancing proceeds from Courtyards Village East
Apartments ("Courtyards"). These improvements include an extensive $1,245,000 rehabilitation project at Courtyards, interior and exterior enhancements, carpeting and vinyl flooring upgrades and roofing at Windsor Apartments.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Courtyards and Windsor Apartments) for the three months ended March 31, 1998 and 1997. The sale of Nora Corners on January 30,
1998, significantly impacts the comparability of the Partnership's operations between the two periods.








Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


Operations, Continued

Net income, net of Nora Corners's activity, decreased during the three months ended March
31, 1998 as compared to the three months ended
March 31, 1997, as the increase in total expenses more than offset the increase in total revenue. Rental revenue increased as a result of rental rate increases implemented at both Courtyards and Windsor Apartments.
Interest income increased due to higher
average cash and cash equivalent balances available for investment, as a result of the sale of Nora Corners. Proceeds of approximately $2,400,000 were received from the sale.

Total expenses for the three months ended
March 31, 1998, net of Nora Corners's
activity, increased when compared to the same period in 1997, due primarily to increases in depreciation and interest expenses.
Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties. Interest expense rose as a result of the refinancing of the Courtyards mortgage note in 1997 (see Note
4 for further discussion of this matter).

           KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

         PART II - OTHER INFORMATION



Item 1.    Legal Proceedings
           Response:  None

Item 2.    Changes in Securities
           Response:  None

Item 3.    Defaults upon SeniorSecurities
           Response:  None

Item 4.    Submission of Matters to a Vote of
           Security Holders
           Response:  None

Item 5.    Other Information
           Response:  None

Item 6.    Exhibits and Reports on Form 8-K
           (a)Exhibits
           Response:  None

          (b)Reports on Form 8-K

Date  Event Reported  Financial Statements
Filed

January 30, 1998 Disposition of Nora
CornersPro Forma Balance Sheet at Shopping
Center. September 30, 1997.

Pro Forma Statements of Operations for the nine months ended September 30, 1997 and for the year ended December 31, 1996.

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




DATE: May 13, 1998