Form 10-Q
period 1998-06-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1998-08-13
CIK 751570

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,1998

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

         CONSOLIDATED BALANCE SHEETS

                   ASSETS

                                           Unaudited
                                            June 30,   December 31,
                                                1998         1997


Real estate assets:
  Multi-family apartment complexes, net of
     accumulated depreciation of $12,028,398,
     and $11,454,014, respectively        $ 9,122,489  $ 9,009,457
  Retail center (Note 3)                         -       5,673,137

       Total real estate assets             9,122,489   14,682,594

Cash and cash equivalents (Note 2)          1,934,637    2,254,160
Cash restricted for tenant security deposits   26,237       25,980
Prepaid expenses and other assets             414,685      742,453
Deferred expenses, net of accumulated
  amortization of $113,523 and $132,911,
  respectively (Note 4)                       202,132      290,423

       Total assets                       $11,700,180  $17,995,610



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage notes payable (Notes 3 and 4)  $10,371,895  $14,502,371
  Accrued expenses and other liabilities      522,483      808,885

       Total liabilities                   10,894,378   15,311,256

Partners' equity (deficit) (Note 5):
  Investor Limited Partners (27,184
     Units outstanding)                     1,546,775    3,379,358
  Original Limited Partner                   (457,438)   (433,275)
  General Partners                           (283,535)   (261,729)

       Total Partners' equity                 805,802    2,684,354

       Total liabilities and Partners' equity$11,700,180$17,995,610




             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                         For the Three Months       For the Six Months
                            Ended June 30,             Ended June 30,

                            1998         1997        1998       1997

Revenue:
 Rental                       $  926,533   $1,165,732  $ 1,921,468$2,361,772
 Interest income                  53,731       12,745       95,796    28,058

      Total revenue              980,264    1,178,477    2,017,264 2,389,830

Expenses:
 Operating (Note 6)              241,886      284,927      518,301   566,898
 Maintenance                      83,897      121,511      132,011   187,606
 Real estate taxes                96,734      106,990      176,887   234,811
 General and administrative (Note 6)29,717    36,236        57,504    73,959
 Management fees (Note 6)         43,321       54,348       91,203   104,436
 Depreciation and amortization   300,459      337,327      678,171   673,898
 Interest (Note 4)               222,244      272,511      475,614   545,991


      Total expenses           1,018,258    1,213,850    2,129,691 2,387,599

 Income (loss) before gain on sale
   of property                   (37,994)   (35,373)      (112,427)     2,231

Gain (loss) on sale of property
 (Note 3)                            (44)        -         676,316      -

Net income (loss)             $  (38,038)  $ (35,373)  $   563,889$    2,231

Allocation of net income (loss)
 (Note 5):

 Investor Limited Partners
   (27,184 Units outstanding):
   Income (loss) before gain on
      sale of property        $  (37,614)  $  (35,019)$  (111,303)$    2,008
   Gain (loss) on sale of property   (44)     -            669,553      -
   Net income (loss)          $  (37,658)  $ (35,019)  $   558,250$    2,008

 Investor Limited Partners Per
   Unit:
   Income (loss) before gain on
      sale of property        $    (1.38)  $  (1.29)   $     (4.09)$      .07
   Gain on sale of property         -            -           24.63      -
   Net income (loss)          $    (1.38)  $  (1.29)   $     20.54$      .07

 Original Limited Partner:
   Income (loss) before gain on
      sale of property        $     -      $     -     $      -   $      178
   Gain on sale of property         -            -            -         -
   Net income (loss)          $     -      $     -     $      -   $      178

 General Partners:
   Income (loss) before gain on
      sale of property        $     (380)  $   (354)   $    (1,124)$       45
   Gain on sale of property         -            -           6,763      -
   Net income (loss)          $     (380)  $    (354)  $     5,639$       45

               The accompanying notes are an integral
        part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                               For the Six Months
                                                  Ended June 30,

                                                1998      1997
Operating activities:
  Net income                                 $  563,889$ 2,231
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization            678,171   673,898
       Gain on sale of property                (676,316)      -
       Changes in assets and liabilities:
          Decrease (increase) in cash restricted
            for tenant security deposits           (257)     5,068
          Decrease (increase) in prepaid expenses
            and other assets                    192,875  (116,528)
          Decrease in accrued expenses and other
            liabilities                        (286,402)   (84,041)

               Net cash provided by operating
                 activities                     471,960   480,628

Investing activities:
  Deposits to replacement reserve escrow           -      (12,000)
  Withdrawals from replacement reserve escrow      -        3,877
  Additions to fixed assets                    (717,751)  (200,787)
  Decrease in accrued expenses and other liabilities
     related to fixed asset additions              -         (667)
  Proceeds from sale of property, net         6,514,681      -

               Net cash provided by (used in)
                 investing activities         5,796,930  (209,577)

Financing activities:
  Repayment of mortgage note payable         (4,084,038)      -
  Principal payments on mortgage notes payable  (46,438)   (96,658)
  Increase in deferred expenses                 (15,496)      -
  Distributions                              (2,442,441)  (302,044)
               Net cash used in financing
                 activities                  (6,588,413)  (398,702)

Net decrease in cash and cash equivalents      (319,523)  (127,651)

Cash and cash equivalents, beginning of period 2,254,160 1,177,332

Cash and cash equivalents, end of period     $1,934,637$1,049,681











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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)    Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                        June 30,    December 31,
                                         1998           1997

      Cash and money market accounts  $  989,110    $ 1,857,152
      Commercial paper                   945,527        397,008

                                      $1,934,637    $ 2,254,160

(3)Sale of Property

On January 30, 1998, the Partnership sold Nora
Corners Shopping Center ("Nora Corners") to unaffiliated third parties. Nora Corners was included in a package with thirteen other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300, less repayment of the existing mortgage note and interest of $4,114,668 and its share of closing costs of $89,619. For financial reporting purposes, the Partnership realized a gain of $676,316 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

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

(5)   Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1998 is as follows:

                      Investor   Original              Total
                      Limited    Limited   General    Partners'
                      Partners   Partner   Partners    Equity

   Balance at
   December 31,  1997 $ 3,379,358 $(433,275)$(261,729)$ 2,684,354

   Distributions:
      Operations        (271,840) (24,163)    (6,041)   (302,044)
      Capital
        transaction   (2,118,993)    -      (21,404) (2,140,397)

   Loss before gain on
      sale of property (111,303)     -       (1,124)   (112,427)

   Gain on sale of
      property           669,553     -        6,763      676,316

   Balance at
      June 30, 1998  $ 1,546,775$(457,438)$(283,535)$   805,802

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






Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(6)    Related Party Transactions, Continued

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                         For the Three Months   For the Six Months
                            Ended June 30,      Ended June 30,
                           1998       1997     1998        1997


Property management fees $43,321   $ 54,348 $ 91,203     $ 104,436

Expense reimbursements  37,127        41,454   65,831       79,015

Charged to operations$ 80,448         $ 95,802  $157,034$ 183,451

   Expense reimbursements due from affiliates of $170,419 and $78,010 were included in prepaid expenses and other assets at June 30, 1998 and December 31, 1997, respectively.

In addition to the amounts above, costs paid to the General
Partners' affiliates associated with the sale of Nora Corners were $4,171 during the six months ended June 30, 1998.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


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

On January 30, 1998, the General Partners sold
Nora Corners to unaffiliated third parties.
The property was included in a package with thirteen other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300 for the sale of its property, less the payoff of the mortgage note and its share of the closing costs of $89,617
(see Note 3).

On May 15, 1998, the Partnership made a
special distribution of $77.95 per Unit based upon approximately 90% of the proceeds of the sale. The remaining proceeds will be retained to fund liabilities of the Partnership and reserves for contingent liabilities. The balance of the reserves remaining after satisfaction of such contingencies will be distributed in accordance with the Partnership
Agreement.

In order to remain competitive in their
respective markets, the Partnership's
properties have spent approximately $718,000 to date and are anticipated to spend approximately $1,669,000 for fixed assets in 1998, primarily funded from 1997 refinancing proceeds from Courtyards Village East
Apartments ("Courtyards") and proceeds from the sale of Nora Corners. These improvements include an extensive $1,245,000 rehabilitation project at Courtyards, interior and exterior enhancements, carpeting and vinyl flooring upgrades and roofing at Windsor Apartments.

Financial Accounting Standards Board Statement
No. 130 ("FAS 130") "Reporting Comprehensive
Income" is effective for fiscal years
beginning after December 31, 1997, although earlier application is permitted. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Financial
Accounting Standards Board Statement No. 131
("FAS 131") "Disclosures about Segments of an
Enterprise and Related Information"
establishes standards for disclosing measures for profit or loss and total assets for each reportable segment. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Partnership does not believe that the implementation of FAS 130 or FAS 131 will have a material impact on the Partnership's financial statements.





Continued
Operations

The following discussion relates to the
operations of the Partnership and its
properties (Courtyards Village and Windsor
Apartments) for the three and six months ended
June 30, 1998 and 1997.  The sale of Nora
Corners on January 30, 1998, significantly impacts the comparability of the Partnership's operations between these periods.

 Net income, net of Nora Corners's activity, decreased during the three and six months ended June 30, 1998 when compared to the three and six months ended June 30, 1997, as the increase in total expenses more than offset the increase in total revenue. Rental revenue increased as a result of rental rate increases implemented at both Courtyards and Windsor
Apartments in 1998. Interest income increased due to higher average cash and cash equivalent balances available for investment, a result of the sale of Nora Corners.

Total expenses for the three and six months ended June 30, 1998, net of Nora Corners's activity, increased when compared to the same periods in 1997, due primarily to increases in depreciation and interest expenses, partially offset by a decrease in maintenance expense.
Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties. Interest expense rose as a result of the refinancing of the Courtyards mortgage note in 1997 (see Note
4).  A decrease in maintenance expense
partially offset these increases as preventive pest control and landscaping expenditures were incurred at the Partnership's properties in 1997.

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




DATE: August 11, 1998