Form 10-Q
period 1998-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1998-11-12
CIK 751570

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September 30, 1998

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

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                           (Unaudited)
                                          September 30,December 31,
                                                1998         1997


Real estate assets:
  Multi-family apartment complexes, net of
     accumulated depreciation of $12,390,026,
     and $11,454,014, respectively        $  9,362,434$ 9,009,457
  Retail center (Note 3)                          -     5,673,137

       Total real estate assets              9,362,434 14,682,594

Cash and cash equivalents (Note 2)           1,288,792  2,254,160
Cash restricted for tenant security deposits    26,450     25,980
Replacement reserve escrow                       8,400       -
Prepaid expenses and other assets              401,017    742,453
Deferred expenses, net of accumulated
  amortization of $123,173 and $132,911,
  respectively (Note 4)                        192,482    290,423

       Total assets                       $ 11,279,575$17,995,610



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Mortgage notes payable (Notes 3 and 4)  $ 10,347,920$14,502,371
  Accrued expenses and other liabilities       519,448    808,885

       Total liabilities                    10,867,368 15,311,256

Partners' equity (deficit) (Note 5):
  Investor Limited Partners (27,184
     Units outstanding)                      1,184,301  3,379,358
  Original Limited Partner                    (481,602)   (433,275)
  General Partners                            (290,492)   (261,729)

       Total Partners' equity                  412,207  2,684,354

     Total liabilities and Partners' equity$ 11,279,575$17,995,610



             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                 For the Three Months   For the Nine Months
                   Ended September 30,  Ended September 30,
                   1998         1997                  1998      1997

Revenue:
 Rental                        $  951,935 $1,156,264   $ 2,873,403$3,518,036
 Interest income                   24,415     23,301       120,211    51,359

    Total revenue               976,350  1,179,565     2,993,614 3,569,395

Expenses:
 Operating (Note 6)               215,706    290,816       734,007   857,714
 Maintenance                       95,339     81,969       227,350   269,575
 Real estate taxes                 92,790    111,620       269,677   346,431
 General and administrative
   (Note 6)                        30,924     30,767        88,428   104,726
 Management fees (Note 6)          40,127     49,536       131,330   153,972
 Depreciation and amortization               371,278      371,563
1,049,449                       1,045,461
 Interest (Note 4)                221,736    303,519       697,350   849,510


      Total expenses            1,067,900  1,239,790     3,197,591 3,627,389

 Loss before gain on sale of
 property                      (91,550)    (60,225)     (203,977)   (57,994)

Gain on sale of property (Note 3)    -          -          676,316      -

Net income (loss)              $ (91,550) $  (60,225)  $   472,339$  (57,994)

Allocation of net income (loss)
 (Note 5):

 Investor Limited Partners
   (27,184 Units outstanding):
   Loss before gain on sale of
    property                 $ (90,634) $  (59,623)  $  (201,937)$  (57,414)
  Gain on sale of property        -            -          669,553      -
  Net income (loss)           $ (90,634) $  (59,623)  $   467,616$  (57,414)

 Investor Limited Partners, Per
   Unit:
   Loss before gain on sale of
    property                 $ (3.34)   $    (2.19)  $     (7.43)$    (2.11)
  Gain on sale of property        -            -            24.63      -
  Net income (loss)           $ (3.34)   $    (2.19)  $     17.20$    (2.11)

 Original Limited Partner:
   Loss before gain on sale of
      property                 $     -    $     -      $      -   $     -
   Gain on sale of property          -          -             -         -
   Net income (loss)           $     -    $     -      $      -   $     -

 General Partners:
   Loss before gain on sale of
     property                 $     (916) $  (602)    $    (2,040)$     (580)
  Gain on sale of property          -          -            6,763      -
  Net income (loss)           $     (916)$     (602)  $     4,723$     (580)

               The accompanying notes are an integral
        part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                               For the Nine Months
                                               Ended September 30,
                                                1998      1997
Operating activities:
  Net income (loss)                          $  472,339$  (57,994)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization          1,049,449 1,045,461
       Gain on sale of property                (676,316)      -
       Changes in assets and liabilities:
          Decrease (increase) in cash restricted
            for tenant security deposits           (470)     7,966
          Decrease (increase) in prepaid expenses
            and other assets                    206,543    (4,022)
          Decrease in accrued expenses and other
            liabilities                        (289,437)  (136,596)

               Net cash provided by operating
                 activities                     762,108   854,815

Investing activities:
  Deposits to replacement reserve escrow         (8,400)   (12,000)
  Withdrawals from replacement reserve escrow       -      64,009
  Additions to fixed assets                  (1,319,324)  (611,826)
  Decrease in accrued expenses and other liabilities
     related to fixed asset additions              -       (3,315)
  Proceeds from sale of property, net         6,514,681      -

               Net cash provided by (used in)
                 investing activities         5,186,957  (563,132)

Financing activities:
  Proceeds from mortgage note payable              -    5,280,000
  Repayment of mortgage note payable         (4,084,038)(3,172,809)
  Principal payments on mortgage notes payable  (70,413)  (129,615)
  Increase in deferred expenses                 (15,496)  (135,231)
  Distributions                              (2,744,486)  (604,089)

               Net cash provided by (used in)
                 financing activities        (6,914,433) 1,238,256

Net increase (decrease) in cash and cash equivalents
                                             (965,368)  1,529,939
Cash and cash equivalents, beginning of period2,254,160 1,177,332

Cash and cash equivalents, end of period     $1,288,792$2,707,271










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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Partnership's consolidated financial position as of September 30, 1998, its results of operations for the three and nine months ended
September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

                                      September 30, December 31,
                                          1998          1997

      Cash and money market accounts  $    791,095  $ 1,857,152
      Commercial paper                     497,697      397,008

                                      $  1,288,792  $ 2,254,160

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

(5)Changes in Partners' Equity

A summary of changes in Partners' equity
(deficit) for the nine months ended September
30, 1998 is as follows:

                      Investor   Original               Total
                      Limited    Limited   General    Partners'
                      Partners   Partner   Partners    Equity

   Balance at
   December 31, 1997 $3,379,358 $(433,275)$(261,729)$ 2,684,354

   Distributions:
     Operations       (543,680) (48,327)    (12,082)   (604,089)
     Capital
       transaction    (2,118,993)   -       (21,404) (2,140,397)

   Loss before gain on
     sale of property   (201,937)   -        (2,040)   (203,977)

   Gain on sale of
     property          669,553       -        6,763      676,316

   Balance at
     September 30, 1998$1,184,301$(481,602)$(290,492)$   412,207

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







Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(6)    Related Party Transactions, Continued

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                       For the Three Months For the Nine Months
                       Ended September 30,   Ended September 30,
                        1998          1997      1998       1997

Property management fees $40,127      $49,536$ 131,330   $153,972

Expense reimbursements   37,127        41,787   102,958   120,802

Charged to operations$  77,254        $91,323   $234,288$274,774

   Expense reimbursements due from affiliates of $129,414 and $78,010 were included in prepaid expenses and other assets at September 30, 1998 and December 31, 1997, respectively.

In addition to the amounts above, costs paid to the General
Partners' affiliates associated with the sale of Nora Corners were $4,171 during the nine months ended September 30, 1998.
   KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


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

In order to remain competitive in their
respective markets, the Partnership's
properties have spent approximately $1,319,000 to date and are anticipated to spend approximately $1,669,000 for fixed assets in 1998, funded from cash generated from property operations and 1997 refinancing proceeds from Courtyards Village East Apartments
("Courtyards"). These improvements include an extensive $1,245,000 rehabilitation project at
Courtyards, interior enhancements, carpeting and vinyl flooring upgrades and new doors on all buildings at Courtyards and playground improvements and roofing at Windsor
Apartments.

Financial Accounting Standards Board Statement
No. 130 ("FAS 130") "Reporting Comprehensive
Income" is effective for fiscal years
beginning after December 31, 1997, although earlier application is permitted. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Financial
Accounting Standards Board Statement No. 131
("FAS 131") "Disclosures about Segments of an
Enterprise and Related Information"
establishes standards for disclosing measures for profit or loss and total assets for each reportable segment. FAS 131 is effective for fiscal years beginning after December 15, 1997. The General Partners do not believe that the implementation of FAS 130 or FAS 131 will have a material impact on the Partnership's financial statements.




Continued
KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


Liquidity and Capital Resources, Continued

The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000.
There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Courtyards Village and Windsor
Apartments) for the three and nine months ended September 30, 1998 and 1997. The sale of Nora Corners on January 30, 1998, significantly impacts the comparability of the Partnership's operations between these periods.

Net income, net of Nora Corners's activity, decreased during the three and nine months ended September 30, 1998 when compared to the three and nine months ended September 30, 1997, as the increase in total expenses more than offset the increase in total revenue.
Rental revenue increased as a result of rental rate increases implemented at both Courtyards and Windsor Apartments in 1998. Interest income increased as a result of interest earned on the investment of proceeds received from the sale of Nora Corners.

Total expenses for the three and nine months ended September 30, 1998, net of Nora
Corners's activity, increased when compared to the same periods in 1997, due primarily to increases in depreciation and interest expenses. Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties. Interest expense rose as a result of the refinancing of the Courtyards mortgage note in 1997 (see Note 4).

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




DATE: November 10, 1998