Form 10-K
period 1998-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1999-03-31
CIK 751570

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended       December 31, 1998


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

One Beacon Street, Boston, Massachusetts
02108
(Address of principal executive offices)
(Zip Code)

(Registrant's telephone number, including area code)(617) 523-7722

Securities registered pursuant to Section 12(b) of the Act:None
Securities registered pursuant to Section 12(g) of the Act:Units of Investor Limited PartnerInterest

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

The exhibit index is located on pages 11-13.

The total number of pages in this document is
31.
                   PART I

This Form 10-K contains forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.
BUSINESS

Krupp Realty Limited Partnership-VII ("KRLP-
VII") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in The
Commonwealth of Massachusetts. KRLP-VII issued all of the General Partner Interests to two General Partners, The Krupp Corporation, a
Massachusetts corporation, and The Krupp
Company Limited Partnership-II, a
Massachusetts limited partnership. KRLP-VII also issued all of the Original Limited
Partner Interests to The Krupp Company Limited
Partnership-II. On November 2, 1984, KRLP-VII commenced an offering of up to 40,000 units of Investor Limited Partner Interest (the
"Units") for $1,000 per Unit. The public offering was closed on April 25, 1986, at which time 27,184 Units had been sold. For additional details, see Note A to Consolidated
Financial Statements included in Item 8
(Appendix A) of this report. The primary business of KRLP-VII is to invest in, operate, refinance and ultimately dispose of a diversified portfolio of residential and commercial real estate. KRLP-VII considers itself to be engaged in only one industry segment, investment in real estate.

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

On January 30, 1998, the Partnership sold Nora
Corners Shopping Center ("Nora Corners"), a shopping center containing 89,432 leasable square feet, located in Indianapolis, Indiana, to unaffiliated third parties (see Note D to Consolidated Financial Statements, included in
Item 8 (Appendix A) of this report).

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

The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) fluctuations in rental income due to changes in occupancy levels, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, (v) the possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

As of December 31, 1998, the Partnership did not employ any personnel.

ITEM 2.      PROPERTIES

As of December 31, 1998, the Partnership had leveraged investments in two apartment complexes having an aggregate of 524 units.

A summary of the Partnership's real estate investments as of December 31, 1998 is presented below. Schedule III included in
Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                  Average Occupancy
                                  For the Year Ended
  Year of              December 31,
Description     Acquisition Total Units  1998 1997 1996 1995 1994

Courtyards Village
  East Apartments
Naperville, Illinois   1985  224         97%  97%  98% 95%   97%

Windsor Apartments
Garland, Texas         1984  300         97%  96%  96%  95%  94%
 524 Units

  The Partnership has no present plans for major improvements or developments of its real estate. Only improvements necessary to keep the Partnership's properties competitive in their respective markets were completed in 1998 and are expected to be completed in the next year.

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

The number of Investor Limited Partners as of December 31, 1998 was approximately 1,400.

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

The Partnership made special capital
distributions in 1998 totaling $86.14 per Unit with the funds received from the sale of Nora
Corners in 1998.  Pursuant to the Partnership
Agreement, distributions from capital
transactions, such as the sale of Nora
Corners, are allocated 99% to Investor Limited
Partners and 1% to the General Partners. For details, see Note G to Consolidated Financial
Statements included in Item 8 (Appendix A) of this report.

Due to the special capital distributions as a result of the sale of Nora Corners and the subsequent decrease in the Investor Limited
Partners' Capital, the semiannual
distributions are adjusted in 1999 to $18.28 per Unit, beginning with the distribution payable in February, 1999.

The Partnership made the following
distributions to its Partners during the years ended December 31, 1998 and 1997:

                                  Year Ended December 31,

                               1998                 1997
                          Amount   Per Unit   Amount  Per Unit
Limited Partners:

  Investor Limited Partners
     (27,184 Units
    outstanding)        $2,885,312$ 106.14  $543,679$   20.00

  Original Limited Partner   48,327                 48,327

General Partners             35,460                   12,082

                         $2,969,099                 $604,088

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


                   1998       1997      1996         1995      1994

Total revenue     $ 3,989,189$ 4,795,059$ 4,688,515$ 4,537,418 $ 4,286,787

Income (loss) before
  gain on sale of
  property           (298,630) (151,137)    10,513      (24,601)   (409,938)

Gain on sale of
  property            676,316       -           -          -          -

Net income (loss)     377,686  (151,137)     10,513      (24,601)    (409,938)

Net income (loss)
  allocated to:

  Investor Limited
     Partners         373,909  (149,626)      9,462    (24,355)   (405,839)
       Per Unit         13.75    (5.50)        .35         (.90)     (14.93)

     Original Limited
     Partner             -          -            841        -         -


  General Partners    3,777     (1,511)          210       (246)     (4,099)

Total assets at
  December 31,     10,974,526 17,995,610   16,855,594 17,611,547 18,358,061

Long-term obligations at December 31,
                   10,220,786 14,345,624   12,366,197 12,563,382   12,745,312

Distributions:

  Investor Limited
     Partners       2,885,312  543,679      543,679     543,679    135,920
       Per Unit        106.14    20.00        20.00       20.00       5.00

  Original Limited
     Partner           48,327   48,327       48,327      48,327     12,082

  General Partners     35,460    12,082       12,082     12,082      3,020

Operating results for the periods presented are not comparable due to the sale of Nora
Corners Shopping Center on January 30, 1998.

The per Unit distributions for the years ended
December 31, 1998, 1997, 1996, 1995 and 1994
were $106.14, $20.00, $20.00, $20.00 and
$5.00, respectively, of which $86.14 in 1998 represented a return of capital.

Prior performance of the Partnership is not necessarily indicative of future operations.
ITEM 7.        MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

     This Managements Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

     The Partnership's ability to generate
cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership
Agreement, will then be available for
distribution to the Partners. In 1994, the General Partners determined that there was sufficient Cash Flow to reinstate semiannual distributions. These distributions commenced in August 1994 at a rate of $5.00 per Unit and increased in February 1995 to a rate of $20.00 per Unit. Additionally, the Partnership made special capital distributions in 1998 totaling $86.14 per Unit based on the remaining proceeds of the sale of Nora
Corners. Distributions of net cash proceeds from capital transactions are allocated in accordance with the Partnership Agreement (as described in Note G to the consolidated financial statements included in Item 8
(Appendix A) of this report). Due to the special capital distributions as a result of the sale of Nora Corners, and the subsequent decrease in the Investor Limited Partners'
Capital, the semiannual distributions are adjusted in 1999 to $18.28 per Unit, beginning with the distribution payable in February, 1999.

     On January 30, 1998, the General Partners sold Nora Corners to unaffiliated third parties. The property was included in a package with thirteen other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300 for the sale of its property, less the payoff of the mortgage note and its share of the closing costs of $224,512
(see Note D to Consolidated Financial
Statements included in Item 8 (Appendix A) of this report).

     On July 30, 1997, the Partnership
successfully completed the refinancing of the Courtyards Village East Apartments
("Courtyards Village") mortgage note.  The
$5,280,000 note bears interest at an annual rate of 7.88%, requires equal monthly principal and interest installments of
$38,302, and matures on August 1, 2007. Net refinancing proceeds of approximately
$1,860,000 provides additional liquidity to fund capital improvements at the Partnership's properties, Courtyards Village and Windsor
Apartments.

In order to remain competitive in their
respective markets, the Partnership's
properties spent approximately $1,829,000 in
1998 and are expecting to spend approximately
$740,000 for fixed assets in 1999, primarily funded from cash generated from property operations and the 1997 refinancing proceeds from Courtyards Village. These improvements include interior and exterior enhancements, carpeting and vinyl flooring upgrades, roofing at Windsor Apartments and the completion of the rehabilitation project at Courtyards
Village.

     Financial Accounting Standards Board
Statement No. 131 ("FAS 131") "Disclosures
about Segments of an Enterprise and Related
Information" establishes standards for
disclosing measures for profit or loss and
total assets for each reportable segment.  FAS
131 is effective for fiscal years beginning
after December 15, 1997.   Financial
Accounting Standards Board Statement No. 133
("FAS 133") "Accounting for Derivatives" is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes standards related to the accounting and disclosure requirements of derivative financial instruments. Emerging Issues Task Force ruling 97-11 ("EITF 97-11") entitled
"Accounting For Real Estate Property
Acquisitions", is effective March 19, 1998.
EITF 97-11 provides that real estate companies must expense, as incurred, the internal costs of identifying and acquiring operating property. The General Partners believe that the implementation of FAS 131 and EITF 97-11 will not have a material impact on the Partnership's financial statements, nor will the implementation of FAS 133.

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

     In this regard, the General Partners of
the Partnership, along with certain
affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in
February 1998.  As a result, the General
Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. Costs incurred by the Partnership are not significant to date. There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are currently in the process of identifying, evaluating and remedying the Partnership's
Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers or other miscellaneous systems. The General
Partners are in the process of completing the Partnership's Year 2000 compliance initiatives at its properties. Based on their identification and assessment efforts to date, the General Partners believe that certain of the computer equipment and software the Partnership currently uses will require modification or replacement. However, the
General Partners do not believe that the future efforts to achieve the Partnership's
Year 2000 compliance initiatives will result in material cost to the Partnership or significantly interrupt services or operations. The Partnership is in the process of coordinating their contingency plan with the property manager, in charge of operations.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.
However, if any of the third party service providers cease to conduct business due to Year 2000 related problems, the General
Partners expect to be able to contract with alternate providers without experiencing any material adverse effects on the Partnership's financial condition and results of operations.

Operations

     The following discussion relates to the
operations of the Partnership and its
properties (Courtyards Village and Windsor
Apartments) for the years ended December 31, 1998, 1997 and 1996. The sale of Nora Corners on January 30, 1998, significantly impacts the comparability of the Partnership's operations between these years.

     1998 compared to 1997

     Net income, net of Nora Corners's
     activity, decreased during 1998 when
     compared to 1997 as the increase in
     expenses more than offset the increase in total revenue. Rental revenue increased as a result of rental rate increases implemented at both Courtyards Village and Windsor Apartments. Interest income increased as a result of interest earned on the investment of proceeds received from the sale of Nora Corners.

     Total expenses in 1998, net of Nora
     Corners's activity, increased when
     compared to 1997 due primarily to
     increases in depreciation and interest
     expenses. This was partially offset by a decrease in operating expense.
     Depreciation expense increased in
     conjunction with increased capital
     improvements completed at the
     Partnership's properties.  Interest
     expense rose as a result of the
     refinancing of the Courtyards mortgage
     note in 1997 (see Note E to Consolidated
     Financial Statements included in Item 8
     (Appendix A) of this report). Operating expense decreased primarily as a result of a reduction in liability and workers compensation expense at the Partnership's properties, due to lower claims experience.

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

     Total expenses in 1997 increased, when
     compared to 1996, due primarily to
     increases in maintenance, general and
     administrative, depreciation and interest expenses. Maintenance expense increased due to shrubbery and mulch replacement at Courtyards Village and preventive pest control at Windsor Apartments. Costs incurred in connection with the operation of the Partnership, including the preparation of reports and other communications to investors as well as legal costs related to the unsolicited tender offers made to purchase
     Partnership Units caused general and
     administrative expense to increase.
     Depreciation expense increased in
     conjunction with increased capital
     improvements completed at the
     Partnership's properties.  Interest
     expense rose as a result of the
     refinancing of the Courtyards Village
     mortgage note (for further discussion of this matter, see Note E to the Consolidated Financial Statements, included in Item 8 (Appendix A) to this report).

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

Position with
       Name and Age              The Krupp Corporation

       Douglas Krupp (52)        President and Co-Chairman of the
                                 Board
       George Krupp (54)         Co-Chairman of the Board
       Wayne H. Zarozny (41)     Treasurer

  Douglas Krupp co-founded and serves as Co-
Chairman and Chief Executive Officer of The
Berkshire Group, an integrated real estate
financial services firm engaged in real estate
acquisition, mortgage banking, investment
sponsorship, venture capital investing  and
financial management.   Mr. Krupp has held the
position of Co-Chairman since The Berkshire
Group was established as The Krupp Companies in 1969 and he has served as the Chief
Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business
Administration in 1989 and was elected trustee in 1990.

  George Krupp is the Co-Founder and Co-
Chairman of The Berkshire Group, an integrated
real estate financial services firm engaged in
real estate acquisition, mortgage banking,
investment sponsorship, venture capital
investing  and financial management.   Mr.
Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New
Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard
University and holds a Master's Degree in History from Brown University.

  Wayne H. Zarozny is Vice President of The
Berkshire Group. Mr. Zarozny has held several positions within The Berkshire Group since joining the company in 1986 and is currently responsible for asset management, accounting, financial reporting and treasury activities.
Prior to joining The Berkshire Group, he was an audit supervisor for Pannell Kerr Forster
International and on the audit staff of
Deloitte, Haskins and Sells in Boston. He received a B.S. degree from Bryant College, a Master's degree in Business Administration from Clark University and is a Certified
Public Accountant.

ITEM 11.EXECUTIVE COMPENSATION

  The Partnership has no directors or
executive officers.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  As of December 31, 1998, beneficial owners of record owning more than 5% of the Partnership's 27,184 outstanding Units were as follows:

   Title     Name and Address             Amount and NaturePercent
    of              of                            of          of
   Class     Beneficial Owner            Beneficial Ownership Class

  InvestorEquity Resource Cambridge Fund L.P.
  Limited 14 Story Street
  Partner  Cambridge, MA 02138
  [S]                                            [C]            [C]
  Units                                          105.00 Units   .39%

  InvestorEquity Resource General Fund L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                           30.00 Units   .11%

  InvestorEquity Resource Brattle Fund L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                           20.00 Units   .07%

  Investor     Equity Fund XV L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          160.00 Units   .59%

   InvestorEquity Resource Fund XVI L.P.
   Limited 14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          515.00 Units  1.89%

  InvestorEquity Resource Fund XVII L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          497.50 Units  1.83%

  InvestorEquity Resource Fund XVIII L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          150.00 Units   .55%

  Investor     Equity Fund XIX L.P.
  Limited  14 Story Street
  Partner  Cambridge, MA 02138
  Units                                          186.50 Units   .69%

           Total                               1,664.00 Units  6.12%
[/TABLE]
  The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner Interests.

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

          (10.13) Consolidation Agreement dated June 14, 1976 between American Bank and Trust Company of Chicago, as Trustee, and Republic Realty Mortgage Corporation [Exhibit 9 to Registrant's Report on Form 8-K dated April 1, 1985 (File No. 2-92889)].*

          (10.14) Property Management Agreement, dated April 1, 1985 between Krupp Realty Limited Partnership-VII, as Owner and BRI OP Limited Partnership, formerly known as Berkshire Property Management, an affiliate of Berkshire Realty Company, Inc. [Exhibit 10.20 to Registrant's Report on Form 10-K for the year ended October 31, 1985 (File No. 2-92889)].*

          (10.15)   Promissory Note dated July 30, 1997 between
                    American National Bank and Trust Company of
                    Chicago and Reilly Mortgage Group, Inc.*

          (10.16) Multifamily Mortgage, Assignment of Rents, and Security Agreement dated July 30, 1997 between American National Bank and Trust Company of Chicago and Reilly Mortgage Group, Inc.*

          *      Incorporated by reference

(c)    Reports on Form 8-K

   During the last quarter of the year ended December 31, 1998, the Partnership did not file any reports on Form 8-K.
                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                             KRUPP REALTY LIMITED PARTNERSHIP-VII

                             By: The Krupp Corporation, a General
                                 Partner

                             By: /s/ Douglas Krupp

                                 Douglas Krupp, President, Co-
                                 Chairman
                                 (Principal Executive Officer) and
                                 Director of The Krupp Corporation

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 3Oth day of March, 1999.

Signatures                   Titles


/s/ Douglas Krupp               President, Co-Chairman (Principal
Executive Douglas Krupp      Officer) and Director of The Krupp
                             Corporation, a General Partner.


/s/ George Krupp                Co-Chairman (Principal Executive
Officer) and George Krupp       Director of The Krupp Corporation, a
                                General Partner.


/s/ Wayne H. Zarozny            Treasurer of The Krupp Corporation, a
General Wayne H. Zarozny     Partner.

                             APPENDIX A

        KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


           CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                         ITEM 8 OF FORM 10-K

       ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
             For the Year Ended December 31, 1998
        KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants         F-3


Consolidated Balance Sheets at December 31,1998 and
December 31, 1997                         F-4


Consolidated Statements of Operations for the
Years Ended
December 31, 1998, 1997 and 1996          F-5


Consolidated Statements of Changes in
Partners' Equity for
the Years Ended December 31, 1998, 1997 and
1996                                      F-6


Consolidated Statements of Cash Flows for the
Years Ended
December 31, 1998, 1997 and 1996          F-7


Notes to Consolidated Financial StatementsF-8 - F-15


Schedule III - Real Estate and Accumulated
Depreciation                      F-16 - F-17



All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.


      REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Krupp Realty Limited Partnership-VII and
Subsidiaries:


In our opinion, the consolidated financial statements and the financial statement schedule listed in the index on page F-2 present fairly, in all material respects, the financial position of Krupp Realty Limited
Partnership-VII and Subsidiaries (the
"Partnership") at December 31, 1998 and
December 31, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1998, in conformity with generally
accepted accounting principles. These
financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Boston, Massachusetts              /s/ PricewaterhouseCoopers LLP
February 10, 1999
KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS
                     December 31, 1998 and 1997

                                    ASSETS
                                                1998         1997

  Real estate assets:
  Multi-family apartment complexes, net of
     accumulated depreciation of $12,751,953 and
     $11,454,014, respectively (Note E)   $ 9,510,531  $ 9,009,457
  Retail center (Note D)                         -       5,673,137

        Total real estate assets            9,510,531   14,682,594

Cash and cash equivalents (Note C)            629,483    2,254,160
Cash restricted for tenant security deposits   26,606       25,980
Replacement reserve escrow (Note E)            21,160         -
Prepaid expenses and other assets             603,914      742,453
Deferred expenses, net of accumulated
  amortization of $132,823 and $132,911,
  respectively (Note H)                       182,832      290,423


        Total assets                      $10,974,526  $17,995,610



                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Mortgage notes payable (Notes D and E)    $10,323,428  $14,502,371
Accrued expenses and other liabilities (Note F)558,157     808,885

        Total liabilities                  10,881,585   15,311,256

Commitment (Note G)

Partners' equity (deficit) (Note G):
  Investor Limited Partners (27,184 Units
     outstanding)                             867,955    3,379,358
  Original Limited Partner                   (481,602)   (433,275)
  General Partners                           (293,412)   (261,729)

  Total Partners' equity                       92,941    2,684,354

  Total liabilities and Partners' equity  $10,974,526  $17,995,610

             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Years Ended December 31, 1998, 1997 and 1996

                                   1998          1997       1996


Revenue:
  Rental                         $ 3,853,006$ 4,718,640$ 4,614,568
  Interest income (Note C)           136,183     76,419     73,947

     Total revenue                 3,989,189  4,795,059  4,688,515

Expenses:
  Operating (Notes D and H)          964,827  1,122,340  1,123,377
  Maintenance                        331,021    393,024    366,051
  Real estate taxes                  360,747    465,010    466,876
  General and administrative (Note H)118,755    128,855     98,847
  Management fees (Note H)           172,873    204,023    193,484
   Depreciation and amortization   1,421,027  1,468,094  1,325,765
   Interest (Note E)                 918,569  1,164,850  1,103,602

     Total expenses                4,287,819  4,946,196  4,678,002

  Income (loss) before gain on sale
     of property                    (298,630) (151,137)     10,513

Gain on sale of property (Note D)    676,316        -          -


Net income (loss) (Note I)       $  377,686  $  (151,137)$    10,513

Allocation of net income (loss)(Note G):

  Investor Limited Partners
     (27,184 Units outstanding):
     Income (loss) before gain on sale
       of property               $ (295,644)$ (149,626)$     9,462
     Gain on sale of property        669,553      -            -

     Net income (loss)           $   373,909$  (149,626)$     9,462

  Investor Limited Partners, Per Unit:
     Income (loss) before gain on sale
       of property               $    (10.88)$ (5.50)   $     .35
     Gain on sale of property          24.63       -          -

     Net income (loss)           $     13.75$     (5.50)$       .35

  Original Limited Partner:
     Income (loss) before gain on sale
       of property               $      -    $      -   $       841
     Gain on sale of property           -          -          -

     Net income (loss)           $      -   $      -   $       841

  General Partners:
     Income (loss) before gain on sale
       of property               $    (2,986)$ (1,511)  $       210
     Gain on sale of property          6,763       -          -

     Net income (loss)           $     3,777$    (1,511)$       210




The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
      For the Years Ended December 31, 1998, 1997 and 1996

                                     Investor  Original     Total
                                     Limited   Limited     General Partners'
                                     Partners  Partner     Partners   Equity



Balance at
 December 31, 1995  $ 4,606,880 $(337,462) $ (236,264)$ 4,033,154

Distributions         (543,679)   (48,327)    (12,082)   (604,088)

Net income                9,462       841         210       10,513

Balance at
 December 31, 1996    4,072,663  (384,948)   (248,136)  3,439,579

Distributions          (543,679)  (48,327)    (12,082)   (604,088)

Net loss               (149,626)     -         (1,511)   (151,137)

Balance at
 December 31, 1997    3,379,358  (433,275)   (261,729)  2,684,354

Net income (Note G)     373,909      -          3,777      377,686

Distributions (Note G)(2,885,312) (48,327)    (35,460) (2,969,099)

Balance at
 December 31, 1998  $   867,955 $(481,602) $ (293,412)$    92,941

The per Unit distributions for each of the years ended December 31, 1998, 1997 and 1996 was $106.14, $20.00 and $20.00, respectively, of which $86.14, $0 and $0 represented a return of capital, respectively.

             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1998, 1997 and 1996


                                 1998         1997       1996
Cash flows from operating activities:
  Net income (loss)            $ 377,686  $  (151,137)$    10,513
  Adjustments to reconcile net
     income (loss) to net cash
     provided by operating
     activities:
  Interest earned on replacement
     reserve escrow                (160)         -          -
  Depreciation and amortization 1,421,027   1,468,094  1,325,765
  Gain on sale of property       (676,316)       -          -
  Changes in assets and liabilities:
     Decrease (increase) in
       restricted cash for tenant
       security deposits              (626)     10,843       (844)
     Decrease (increase) in prepaid
       expenses and other assets     3,646   (157,524)    (16,154)
     Increase (decrease) in accrued
       expenses and other
       liabilities                (254,228)    (41,650)     16,333

       Net cash provided by
          operating activities     871,029  1,128,626  1,335,613

Cash flows from investing activities:
  Deposits to replacement reserve
     escrow                        (21,000)  (12,000)    (24,000)
     Withdrawals from replacement
     reserve escrow                   -        64,009     29,453
  Additions to fixed assets     (1,829,349) (1,300,570)   (691,972)
  Increase (decrease) in accrued
     expenses and other liabilities
     related to fixed asset
     additions                       3,500     (3,315)      3,315
  Proceeds from sale of property,
     net                         6,514,681       -          -

       Net cash provided by (used
          in) investing activities4,667,832 (1,251,876)   (683,204)

Cash flows from financing activities:
  Principal payments on mortgage
     notes payable                 (94,906)   (166,985)   (182,026)
  Proceeds from mortgage
     note payable                     -     5,280,000       -
  Repayment of mortgage
     note payable               (4,084,037) (3,172,809)       -
  Increase in deferred expenses               (15,496)
(136,040)        -
  Distributions                 (2,969,099)   (604,088)   (604,088)

       Net cash provided by (used
          in) financing activities(7,163,538)1,200,078   (786,114)

Net increase (decrease) in cash and
  cash equivalents              (1,624,677)  1,076,828   (133,705)
Cash and cash equivalents,
  beginning of year              2,254,160  1,177,332  1,311,037
Cash and cash equivalents,
  end of year                  $   629,483$ 2,254,160$ 1,177,332

              The accompanying notes are an integral
       part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Organization

         Krupp Realty Limited Partnership-VII
         ("KRLP-VII") was formed on August 21,
         1984 by filing a Certificate of
         Limited Partnership in The
         Commonwealth of Massachusetts.  KRLP-
         VII terminates on December 31, 2025
         unless earlier terminated upon the
         occurrence of certain events as set
         forth in the Partnership Agreement.
         KRLP-VII issued all of the General
         Partner Interests to two General
         Partners, The Krupp Corporation, a
         Massachusetts corporation, and The
         Krupp Company Limited Partnership-II,
         a Massachusetts limited partnership,
         in exchange for capital contributions
         aggregating $1,000.  In addition, the
         General Partners were required to
         make additional capital contributions
         of $135,891 which were used to pay
         organization and offering costs in
         excess of 5% of the gross proceeds of
         the offering.  Except under certain
         limited circumstances upon
         termination of KRLP-VII, the General
         Partners are not required to make any
         other additional capital
         contributions.

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

         On December 19, 1984 the General
         Partners formed Krupp Realty
         Courtyards  Limited Partnership
         ("Realty-VII") as a prerequisite for
         the refinancing of Courtyards Village
         East Apartments ("Courtyards
         Village").  At the same time, the
         General Partners transferred
         ownership of Courtyards Village to
         Realty-VII.  The General Partner of
         Realty-VII is KRLP-VII.  The Limited
         Partners of Realty-VII are KRLP-VII
         and The Krupp Corporation ("Krupp
         Corp.").  Krupp Corp. has
         beneficially assigned its interest in
         Realty-VII to KRLP-VII.

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

         On January 30, 1998, the Partnership
         sold Nora Corners, a shopping center
         containing 89,432 leasable square
         feet, located in Indianapolis,
         Indiana, to Kejack, Inc. and its
         permitted assigns, which are
         unaffiliated third parties.  Nora
         Corners Shopping Center was included
         in a package with thirteen other
         properties owned by affiliates of the
         General Partners (see Note D).

Continued
KRUPP REALTY LIMITED PARTNERSHIP-VII AND
SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


B.       Significant Accounting Policies

         The Partnership uses the following
         accounting policies for financial
         reporting purposes, which may differ
         in certain respects from those used
         for federal income tax purposes (see
         Note I):

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

Depreciation

Depreciation is provided for by the use of the
straight-line method over estimated useful
lives of the related assets as    follows:
Buildings and improvements 3 to 25 years
Equipment, furnishings and fixtures3 to  8
years

Impairment of Long-Lived Assets

Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121
"Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be
Disposed of", impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amount of those assets.
Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell.


Continued
  KRUPP REALTY LIMITED PARTNERSHIP-VII AND
SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


B.Significant Accounting Policies, Continued

Deferred Expenses

Costs of obtaining and recording mortgages are amortized over the term of the related mortgage notes using the straight line method which approximates the effective interest method.

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

Descriptive Information About Reportable
Segments

During the fourth quarter of 1998, the
Partnership adopted the Financial Accounting
Standards Board's Statement of Financial
Accounting Standards No. 131, "Disclosures
About Segments of an Enterprise and Related
Information ("Statement No. 131").  Statement
No. 131 superseded FASB Statement No. 14,
"Financial Reporting for Segments of a
Business Enterprise". Statement No. 131 establishes standards for the way that public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Partnership.

The Partnership operates and develops
apartment communities which generate rental and other income through the leasing of apartment units. The General Partners separately evaluate the performance of each of the Partnership's apartment communities.
However, because each of the apartment
communities have similar economic
characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 1998, 1997 or 1996.

Reclassifications

Certain prior year balances have been
reclassified to conform with current year consolidated financial statement presentation.

C.       Cash and Cash Equivalents

Cash and cash equivalents at December 31, 1998 and 1997 consisted of the following:

                                         December 31,
                                     1998        1997

     Cash and money market accounts$479,625   $1,857,152
     Commercial paper                149,858     397,008
                                  $  629,483  $2,254,160

Continued

      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.Sale of Property

On January 30, 1998, the Partnership sold Nora
Corners Shopping Center ("Nora Corners") to unaffiliated third parties. Nora Corners was included in a package with thirteen other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300, less repayment of the existing mortgage note and interest of $4,114,668 and its share of closing costs of $224,512. For financial reporting purposes, the Partnership realized a gain of $676,316 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

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

E.Mortgage Notes Payable

The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 1998 and 1997. Mortgage notes payable consisted of the following:


                             Principal          Annual Interest
      Property                     1998             1997
Rate                 Maturity Date

  Courtyards Village
     East Apartments$ 5,214,939 $5,261,610 7.88% August 1, 2007

  Nora Corners
     Shopping Center     -       4,084,037    9.00%    -

  Windsor Apartments5,108,489    5,156,724    9.25% May 1, 2001

    Total           $10,323,428$14,502,371

Courtyards Village East Apartments

On July 30, 1997, the Partnership refinanced the Courtyards Village Apartments mortgage note. The property was refinanced with a $5,280,000 non-recourse mortgage note payable at the rate of 7.88% per annum with monthly principal and interest payments of $38,302.
The mortgage note, which is collateralized by the property, matures on August 1, 2007 at which time the remaining principal
(approximately $4,658,637) and any accrued interest are due. The note may be prepaid, subject to a prepayment premium, at any time with 30 days notice. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $3,172,809, pay closing costs of $136,040 and to establish various escrows. As part of the refinancing, the Partnership was required to establish a $9,525 repair escrow and a replacement reserve escrow. The replacement reserve escrow required no initial deposit at the close and monthly deposits of $4,200 which began on September 1, 1998.

Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


E.        Mortgage Notes Payable, Continued

          Courtyards Village East Apartments,
          Continued

          Based on the borrowing rates
          currently available to the
          Partnership for bank loans with
          similar terms and average
          maturities, the fair value of long-
          term debt is approximately
          $5,582,000 and $5,400,000 for the
          years ended December 31, 1998 and
          1997, respectively.

Nora Corners Shopping Center

In conjunction with the sale of the property on January 30, 1998, the Partnership paid the outstanding principal of the non-recourse mortgage note of $4,084,037 (see Note D).

Windsor Apartments

The property is subject to a non-recourse mortgage note payable in the original amount of $5,300,000, based on a 30-year amortization and payable in equal monthly installments of $43,602, consisting of principal and interest.
At maturity, all unpaid principal,
approximately $5,021,000, and any accrued interest are due. The note may be prepaid subject to a prepayment penalty.

Based on the borrowing rates currently
available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately
$5,416,000 and $5,500,000 for the years ended
December 31, 1998 and 1997, respectively.

Due to restrictions on transfers and
prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.
The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2003 are $102,642,
$111,806, $5,079,337, $63,481 and $68,668.

The Partnership paid interest on its
borrowings in the amounts of $918,569,
$1,155,562 and $1,087,261 during the years
ended December 31, 1998, 1997 and 1996,
respectively.

F.Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities
consisted of the following at December 31, 1998 and 1997:

                                       1998         1997

      Accounts payable                   $     4,306$      -
      Accrued real estate taxes              362,556    499,440
      Other liabilities                      126,445    210,403
      Tenant security deposits                54,240     79,049
      Prepaid rent                            10,610     19,993

                                         $   558,157$   808,885



Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


G.Partners' Equity

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

Under the terms of the Partnership Agreement, cash distributions are made on the same basis as the allocations of profits described above.
Pursuant to the Partnership Agreement,
proceeds from Capital Transactions shall first be applied to the payment of all debts and liabilities of the Partnership and second to fund reserves for contingent liabilities. The remaining net cash proceeds will then be distributed 99% to the Investor Limited
Partners until they have received a return of their total invested capital and 1% to the General Partners, thereafter net cash proceeds will be distributed in accordance with the Partnership Agreement and will be distributed in part after payment by the Partnership of a certain subordinated financial consulting fee as described below.

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

Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


G.   Partners' Equity, Continued

  As of December 31, 1998, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                       Investor   Original              Total
                       Limited    Limited   General    Partners'
        Partners      Partner     Partners    Equity
Capital contributions$ 27,184,000$  4,000  $ 136,891 $ 27,324,891
  Syndication costs    (3,697,375)    -     (135,891)  (3,833,266)
  Distributions:
    Operations         (5,472,494)(486,443) (121,609)  (6,080,546)
    Capital
      transactions     (2,341,632)     -     (23,378)  (2,365,010)
  Income (loss):
    Operations        (14,657,330)   841    (147,938) (14,804,427)
    Capital
      transactions       (147,214)    -       (1,487)    (148,701)

  Balance at
    December 31, 1998$  867,955  $ (481,602)$(293,412)$     92,941

H.       Related Party Transactions

The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 4% of the gross receipts, net of leasing commissions, from the commercial property which was under management until January 30, 1998 (see Note D) and 5% of gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

Amounts accrued or paid to the General
Partners' affiliates during the years ended
December 31, 1998, 1997 and 1996 were as follows:

                                   1998      1997      1996

     Property management fees    $172,873  $204,023  $193,484

     Expense reimbursements       146,025   161,571   157,089

       Charged to operations     $318,898  $365,594  $350,573

Expense reimbursements due from affiliates of $239,514 and $78,010 were included in prepaid expenses and other assets at December 31, 1998 and 1997, respectively.

In addition to the amounts above, costs
associated with the sale of Nora Corners of $4,171 and Courtyards Village refinancing costs of $53,540 were paid to the General
Partners' affiliates during the years ended
December 31, 1998 and 1997, respectively.

Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


I.  Federal Income Taxes

  For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

  The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                 1998         1997       1996
     Net income (loss) per
       Consolidated Statement of
          Operations           $ 377,686  $  (151,137)$    10,513

       Difference in book
          and tax depreciation
          and amortization       152,684       35,424    (35,798)

       Difference between book and
          tax gain on sale of
          property                 977,707       -          -

       Rental adjustment
          required by Generally
          Accepted Accounting
          Principles              28,672      (10,930)      1,208

     Net income (loss) for federal
       income tax purposes     $ 1,536,749$  (126,643)$   (24,077)

  The allocation of the net income for federal income tax purposes for the year ended December 31, 1998 is as follows:

                           Portfolio   Passive
                            Income      Income        Total

  Investor Limited Partners$ 134,820  $1,386,561   $ 1,521,381

  Original Limited Partner      -           -             -

  General Partners             1,362      14,006        15,368

                          $  136,182  $1,400,567   $ 1,536,749

For the years ended December 31, 1998, 1997 and 1996, the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $55.97, $(4.61) and $(.88), respectively.

The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $2,830,800 and
$4,141,800 at December 31, 1998 and 1997,
respectively. The basis of the Partnership's liabilities for financial reporting purposes is less than its tax basis by approximately
$2,954,900 at December 31, 1998.






      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                        December 31, 1998

                                   Costs
                             Capitalized
                            Subsequent to
              Initial Cost to Partnership             Acquisition
             Buildings &     Buildings &              Depreciable
Description  Encumbrances      Land     Improvements  Improvements     Life

Courtyards
Village East
Apartments
Naperville,
Illinois   $ 5,214,939      $  487,529 $ 6,486,198   $  4,194,0443 to 25 Years

Windsor
Apartments
Garland,
Texas           5,108,489      696,362    9,251,669     1,146,6823 to 25 Years

  Total      $ 10,323,428   $1,183,891  $15,737,867  $  5,340,726


                    Gross Amounts Carried at
                          End of Year
                          Buildings                                  Year
                            and                   Accumulated  Construction
Date
Description     Land    Improvements                Total     Depreciation
Completed    Acquired

Courtyards
Village East
Apartments
Naperville,
Illinois    $  487,529  $ 10,680,242 $11,167,771$ 5,956,529   1973  4/1/85

Windsor
Apartments
Garland,
Texas       696,362    10,398,351 11,094,713  6,795,424    1984     12/27/84


  Total     $1,183,891  $ 21,078,593$22,262,484  $12,751,953


Continued
KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Continued)

December 31, 1998



Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1998:

                                 1998         1997        1996
   Real Estate

Balance at beginning of year $30,206,277  $28,905,707 $28,213,735

Acquisition and improvements   1,829,349    1,300,570     691,972

Sale of property (9,773,142)        -            -

Balance at end of year       $22,262,484  $30,206,277 $28,905,707

                                 1998         1997        1996
   Accumulated Depreciation

Balance at beginning of year $15,523,683  $14,097,123 $12,807,221

Depreciation expense           1,297,939    1,426,560   1,289,902

Sale of property              (4,069,669)       -            -

   Balance at end of year    $12,751,953  $15,523,683 $14,097,123


The aggregate cost of the Partnership's real estate for federal income tax purposes is $22,276,380 and the aggregate accumulated depreciation for federal income tax purposes is $15,797,303.