Form 10-Q
period 1999-03-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 1999-05-17
CIK 751570

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended  March 31,1999

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


               (617) 523-7722
  (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant
(1) has filed all reports required to be filed
by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the
registrant was required to file such reports),
and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X
No

The total number of pages in this document is 10.
       PART I.  FINANCIAL INFORMATION

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

                    CONSOLIDATED BALANCE SHEETS


                               ASSETS

                                          (Unaudited)
                                            March 31,  December 31,
                                                1999           1998

Multi-family apartment complexes, net of
  accumulated depreciation of $13,112,247
  and $12,751,953, respectively           $  9,223,639$  9,510,531
Cash and cash equivalents (Note 2)             490,870     629,483
Cash restricted for tenant security deposits    26,768      26,606
Replacement reserve escrow                      33,754      21,160
Prepaid expenses and other assets              462,893     603,914
Deferred expenses, net of accumulated
  amortization of $142,472 and $132,823,
  respectively                                 173,183     182,832

     Total assets                         $ 10,411,107$ 10,974,526



                      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Mortgage notes payable (Note 3)         $ 10,298,407$ 10,323,428
  Accrued expenses and other liabilities       434,604     558,157

       Total liabilities                    10,733,011  10,881,585

Partners' equity (deficit) (Note 4):
  Investor Limited Partners (27,184
     Units outstanding)                        482,100     867,955
  Original Limited Partner                    (503,684)    (481,602)
  General Partners                            (300,320)    (293,412)

       Total Partners' equity (deficit)       (321,904)      92,941

       Total liabilities and Partners' equity
          (deficit)                       $ 10,411,107$ 10,974,526







               The accompanying notes are an integral
        part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                           For the Three Months
                                             Ended March 31,
                                           1999        1998

Revenue:
  Rental                                $  970,570  $  994,935
  Interest income (Note 2)                   8,201      42,065

       Total revenue                       978,771   1,037,000

Expenses:
  Operating (Note 5)                       229,879     276,415
  Maintenance                               93,547      48,114
  Real estate taxes                        136,200      80,153
  General and administrative (Note 5)       24,336      27,787
  Management fees (Note 5)                  42,992      47,882
  Depreciation and amortization            369,943     377,712
  Interest                                 220,690     253,370

       Total expenses                    1,117,587   1,111,433

  Loss before gain on sale of property    (138,816)   (74,433)

Gain on sale of property (Note 3)             -        676,360

Net income (loss)                       $ (138,816) $  601,927

Allocation of net income (loss) (Note 4):

  Investor Limited Partners
     (27,184 Units outstanding):
     Loss before gain on sale of property$(137,428) $  (73,689)
     Gain on sale of property                 -        669,597
     Net income (loss)                  $ (137,428) $  595,908

  Investor Limited Partners, Per Unit:
     Loss before gain on sale of property$ (5.06)   $    (2.71)
     Gain on sale of property                 -          24.63
     Net income (loss)                  $    (5.06) $    21.92

  Original Limited Partner:
     Loss before gain on sale of property$     -    $     -
     Gain on sale of property                 -           -
     Net income (loss)                  $     -     $     -

  General Partners:
     Loss before gain on sale of property$(1,388)   $     (744)
     Gain on sale of property                 -          6,763
     Net income (loss)                  $   (1,388)  $    6,019






               The accompanying notes are an integral
        part of the consolidated financial statements.
        KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                               For the Three Months
                                                   Ended March 31,

                                                  1999      1998
Cash flows from operating activities:
  Net income (loss)                            $ (138,816)$  601,927
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Interest earned on replacement reserve escrow(145)      -
       Depreciation and amortization              369,943   377,712
       Gain on sale of property                      -     (676,360)
       Changes in assets and liabilities:
          Increase in restricted cash for tenant
            security deposits                     (162)        (150)
          Decrease in prepaid expenses and other
            assets                                141,021   199,282
          Decrease in accrued expenses and other
            liabilities                         (120,507)  (301,964)

               Net cash provided by operating
                 activities                      251,334    200,447

Cash flows from investing activities:
  Deposits to replacement reserve escrow         (12,600)      -
  Withdrawals from replacement reserve escrow       151        -
  Additions to fixed assets                       (73,402)  (171,343)
  Increase (decrease) in accrued expenses and other
     liabilities related to fixed asset additions  (3,046)     2,421
  Proceeds from sale of property, net                -    6,514,727

               Net cash provided by (used in)
                 investing activities             (88,897) 6,345,805

Cash flows from financing activities:
  Repayment of mortgage note payable                 -   (4,084,038)
  Principal payments on mortgage notes payable   (25,021)   (22,971)
  Increase in deferred expenses                      -      (15,496)
  Distributions                                  (276,029)  (302,044)

  Net cash used in financing activities          (301,050)(4,424,549)

Net increase (decrease) in cash and cash
  equivalents                                  (138,613)  2,121,703

Cash and cash equivalents, beginning of period    629,483 2,254,160

Cash and cash equivalents, end of period       $  490,870$4,375,863

              The accompanying notes are an integral
       part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited
Partnership-VII and Subsidiaries (the
"Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See
Notes to Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 1999 and its results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's
Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)    Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                          March 31,  December 31,
                                            1999         1998

       Cash and money market accounts   $    341,360 $    479,625
       Commercial paper                      149,510      149,858
                                        $    490,870 $    629,483

(3)Sale of Property

On January 30, 1998, the Partnership sold Nora
Corners Shopping Center ("Nora Corners") to unaffiliated third parties. Nora Corners was included in a package with thirteen other properties owned by affiliates of the General
Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300, less repayment of the existing mortgage note and interest of $4,114,668 and its share of closing costs of $224,512. For financial reporting purposes, the Partnership realized a gain of $676,360 on the sale as of March 31, 1998. The Partnership realized a final gain of $676,316 on the sale as of December 31, 1998. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

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

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
Continued


(4)Changes in Partners' Equity (Deficit)

A summary of changes in Partners' equity
(deficit) for the three months ended March 31, 1999 is as follows:

                      Investor   Original              Total
                      Limited    Limited   General    Partners'
                      Partners   Partner   Partners    Deficit

     Balance at
      December 31, 1998$867,955 $(481,602)$(293,412) $  92,941

     Distributions    (248,427)  (22,082)    (5,520)   (276,029)

     Net loss        (137,428)       -       (1,388)   (138,816)

     Balance at
      March 31, 1999 $482,100   $(503,684)$(300,320)$  (321,904)


(5)Related Party Transactions

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

Amounts accrued or paid to the General
Partners' affiliates were as follows:

                                         For the Three Months
                                            Ended March 31,
                                           1999      1998

       Property management fees          $ 42,992  $ 47,882

       Expense reimbursements              33,967    28,704

        Charged to operations            $ 76,959  $ 76,586


   Expense reimbursements due from affiliates of $165,751 and $239,514 were included in prepaid expenses and other assets at March
   31, 1999 and December 31, 1998, respectively.


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

Liquidity and Capital Resources

The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the successful operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners.
Due to the special distribution in 1998, a result of the sale of Nora Corners, and the subsequent decrease in the Investor Limited
Partners' capital, the semiannual
distributions were decreased from $20.00 per Unit in 1998 to $18.28 per Unit, beginning with the distribution paid in February, 1999.

On January 30, 1998, the General Partners sold
Nora Corners to unaffiliated third parties.
The property was included in a package with thirteen other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300 for the sale of its property, less the payoff of the mortgage note and its share of the closing costs of $224,512
(see Note 3).

The Partnership's apartment markets are currently experiencing an increase in competition from recently renovated existing properties and new construction.
The General Partners are in the process of evaluating strategies to improve the competitiveness of the Partnership's properties.

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

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.
However, if any of the third party service providers cease to conduct business due to Year 2000 related problems, the General
Partners expect to be able to contract with alternate providers without experiencing any material adverse effects on the Partnership's financial condition and results of operations.
The Partnership is in the process of
coordinating their contingency plan with the property manager in charge of operations.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Courtyards and Windsor Apartments) for the three months ended March 31, 1999 and 1998. The sale of Nora Corners on January 30,
1998, significantly impacts the comparability of the Partnership's operations between the two periods.

Net income, net of Nora Corners's activity, decreased during the three months ended March
31, 1999 as compared to the three months ended
March 31, 1998, as total expenses increased and total revenue decreased. Rental revenue increased as a result of rental rate increases implemented at both Courtyards and Windsor
Apartments. However, this was offset by a decrease in interest income due to higher average cash and cash equivalent balances available for investment in 1998, as a result of the sale of Nora Corners.

Total expenses for the three months ended
March 31, 1999, net of Nora Corners's
activity, increased when compared to the same period in 1998, due primarily to increases in maintenance, real estate taxes and depreciation expenses, partially offset by a decrease in operating expense. Maintenance expense increased primarily due to payment of the insurance deductible for damage from a December, 1998 fire at Windsor Apartments and snow removal at Courtyards Apartments from a severe 1999 winter season in the Chicago area.
Real estate tax expense increased as a result of a reassessment of Windsor Apartments's property value in 1998 by the local taxing authority. Depreciation expense increased in conjunction with increased capital improvements completed at the Partnership's properties. The increases discussed above were offset by a decrease in operating expense as a result of a reduction in insurance liability and workers compensation expense at the Partnership's properties, due to lower claims experience.

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





DATE: May 14, 1999