Form 10-Q
period 1999-06-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1999-08-16
CIK 751570

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549


                  FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    June 30,1999

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

                   CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                          (Unaudited)
                                            June 30,   December 31,
                                                1999         1998


Multi-family apartment complexes, net of
  accumulated depreciation of $13,475,469
  and $12,751,953, respectively           $ 8,981,888  $ 9,510,531
Cash and cash equivalents (Note 2)            296,766      629,483
Cash restricted for tenant security deposits   26,928       26,606
Replacement reserve escrow                     46,669       21,160
Prepaid expenses and other assets             690,100      603,914
Deferred expenses, net of accumulated
  amortization of $152,122 and $132,823,
  respectively                                163,533      182,832

       Total assets                       $10,205,884  $10,974,526



                      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Mortgage notes payable (Note 3)         $10,272,845  $10,323,428
  Accrued expenses and other liabilities      447,080      558,157

       Total liabilities                   10,719,925   10,881,585

Partners' equity (deficit) (Note 4):
  Investor Limited Partners (27,184
     Units outstanding)                       291,885      867,955
  Original Limited Partner                   (503,684)   (481,602)
  General Partners                           (302,242)   (293,412)

       Total Partners' equity (deficit)      (514,041)     92,941

       Total liabilities and Partners' equity
          (deficit)                       $10,205,884  $10,974,526



             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                            For the Three Months    For the Six Months
                                Ended June 30,        Ended June 30,

                            1999         1998        1999       1998

Revenue:
 Rental                       $  962,083   $  926,533  $ 1,932,653$1,921,468
 Interest income (Note 2)          5,745       53,731       13,946    95,796

      Total revenue              967,828      980,264    1,946,599 2,017,264

Expenses:
 Operating (Note 5)              253,434      241,886      483,313   518,301
 Maintenance                     128,806       83,897      222,353   132,011
 Real estate taxes                93,767       96,734      229,967   176,887
 General and administrative (Note 5)53,785     29,717       78,121    57,504
 Management fees (Note 5)         37,151       43,321       80,143    91,203
 Depreciation and amortization   372,872      300,459      742,815   678,171
 Interest                        220,150      222,244      440,840   475,614


      Total expenses           1,159,965    1,018,258    2,277,552 2,129,691

 Loss before gain on sale of
   property                    (192,137)   (37,994)       (330,953) (112,427)

Gain (loss) on sale of property
 (Note 3)                           -         (44)            -      676,316

Net income (loss)             $ (192,137)  $(38,038)   $  (330,953)$  563,889

Allocation of net income (loss)
 (Note 4):

 Investor Limited Partners
   (27,184 Units outstanding):
   Income (loss) before gain on
      sale of property        $ (190,216)  $ (37,614)  $  (327,643)$ (111,303)
   Gain (loss) on sale of property  -           (44)          -      669,553
   Net income (loss)          $ (190,216)  $(37,658)   $  (327,643)$  558,250

 Investor Limited Partners, Per
   Unit:
   Income (loss) before gain on
      sale of property        $    (7.00)  $ (1.38)    $    (12.05)$    (4.09)
   Gain on sale of property         -            -            -        24.63
   Net income (loss)          $    (7.00)  $  (1.38)   $    (12.05)$    20.54

 Original Limited Partner:
   Income (loss) before gain on
      sale of property        $     -      $     -     $      -   $     -
   Gain on sale of property         -            -            -         -
   Net income (loss)          $     -      $     -     $      -   $     -

 General Partners:
   Income (loss) before gain on
      sale of property        $   (1,921)  $  (380)    $    (3,310)$   (1,124)
   Gain on sale of property         -            -            -        6,763
   Net income (loss)          $   (1,921)  $    (380)  $    (3,310)$    5,639

               The accompanying notes are an integral
        part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                               For the Six Months
                                                  Ended June 30,

                                                1999      1998
Cash flows from operating activities:
  Net income (loss)                          $ (330,953)$  563,889
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
Interest earned on replacement reserve escrow      (460)      -
      Depreciation and amortization             742,815   678,171
      Gain on sale of property                     -     (676,316)
      Changes in assets and liabilities:
          Increase in restricted cash for tenant
            security deposits                      (322)      (257)

          Decrease (increase) in prepaid expenses
            and other assets                    (86,186)   192,875
          Decrease in accrued expenses and other
            liabilities                        (107,577)  (286,402)

               Net cash provided by operating
                 activities                     217,317   471,960

Cash flows from investing activities:
  Deposits to replacement reserve escrow        (25,200)      -
  Withdrawals from replacement reserve escrow       151      -
  Additions to fixed assets                    (194,873)  (717,751)
  Decrease in accrued expenses and other liabilities
  related to fixed asset additions               (3,500)      -
  Proceeds from sale of property, net              -    6,514,681

               Net cash provided by (used in)
                 investing activities          (223,422) 5,796,930

Cash flows from financing activities:
  Repayment of mortgage note payable               -   (4,084,038)
  Principal payments on mortgage notes payable(50,583)   (46,438)
  Increase in deferred expenses                   -       (15,496)
  Distributions                                (276,029)(2,442,441)

               Net cash used in financing
                 activities                    (326,612)(6,588,413)

Net decrease in cash and cash equivalents      (332,717)  (319,523)

Cash and cash equivalents, beginning of period   629,483 2,254,160

Cash and cash equivalents, end of period     $  296,766$1,934,637

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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)    Cash and Cash Equivalents

   Cash and cash equivalents consisted of the following:

                                        June 30,    December 31,
                                         1999           1998

      Cash and money market accounts  $   47,773    $   479,625
      Commercial paper                   248,993        149,858
                                         $  296,766    $   629,483

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

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


(4)   Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the six months ended June 30, 1999 is as follows:

                      Investor   Original              Total
                      Limited    Limited   General    Partners'
                      Partners   Partner   Partners    Equity

   Balance at
     December 31, 1998$ 867,955$(481,602) $(293,412)$    92,941

   Distributions        (248,427) (22,082)   (5,520)   (276,029)

   Net loss             (327,643)   -        (3,310)   (330,953)

   Balance at
     June 30, 1999   $   291,885$(503,684)$(302,242)$  (514,041)

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

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                             For the Three MonthsFor the Six Months
                                Ended June 30,     Ended June 30,

                               1999     1998     1999      1998


      Property management fees$ 37,151$ 43,321  $ 80,143$  91,203

      Expense reimbursements  54,378    37,127    88,345   65,831

       Charged to operations$ 91,529  $ 80,448  $168,488$ 157,034

   Expense reimbursements due from affiliates of $288,434 and $239,514 were included in prepaid expenses and other assets at June
   30, 1999 and December 31, 1998,
   respectively.

   In addition to the amounts above, costs
   paid to the General Partners' affiliates associated with the sale of Nora Corners were $4,171 during the six months ended June 30, 1998.
  KRUPP REALTY LIMITED PARTNERSHIP-VII AND
SUBSIDIARIES


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

The Partnership's apartment market of
Naperville, Illinois (Courtyards Village) is currently experiencing an increase in competition from new construction. Although
Courtyards Village has recently been
renovated, it is competing against over 3,000 new units added to the market in the past two years. The General Partners are in the process of evaluating strategies to improve the competitiveness of the Partnership's properties.

Year 2000

The General Partners of the Partnership
conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999.
This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and organizations.

Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


Year 2000, Continued

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998.
As a result, the General Partners have
generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

The General Partners of the Partnership have evaluated Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The
General Partners expect all Year 2000
compliance issues identified in its non-financial systems to be resolved by early in the fourth quarter. The General Partners of the Partnership do not believe that future efforts to achieve Year 2000 compliance in non-financial systems will result in material cost to the Partnership.

The General Partners of the Partnership
surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such providers and vendors are to be Year 2000 ready. The
General Partners do not anticipate any
problems with such providers and vendors that would materially impact its results of operations, liquidity or captial resources.
Nevertheless, the General Partners are
developing contingency plans for all of its mission-critical functions' to insure business continuity.

In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions.
However, the General Partners do not
anticipate these would materially impact its results of operations, liquidity or capital resources.

To date, the Partnership has not incurred, and does not expect to incur, any significant cost associated with being Year 2000 ready.

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Courtyards Village and Windsor
Apartments) for the three and six months ended
June 30, 1999 and 1998.  The sale of Nora
Corners on January 30, 1998, significantly impacts the comparability of the Partnership's operations between these periods.

 Net income, net of Nora Corners's activity, decreased during the three and six months ended June 30, 1999 when compared to the three and six months ended June 30, 1998, as total expenses increased and total revenue decreased. Rental revenue increased as a result of residential rental rate increases implemented at both Courtyards and Windsor
Apartments in 1998 and during the first
quarter of 1999. However this was more than offset by the decrease in interest income due to lower average cash and cash equivalent balances available for investment when compared to 1998, resulting from the sale of Nora Corners.




Continued
KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


Operations, Continued

Total expenses for the three months ended June
30, 1999, net of Nora Corners's activity, increased when compared to the same period in 1998, due primarily to increases in maintenance, general and administrative, and depreciation expenses. Re-stripping of the parking lot and interior painting of the buildings during the second quarter at Windsor have resulted in the increase in maintenance expense. General and administrative expense increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications. Depreciation expense increased in conjunction with increased capital improvements completed at Courtyards
Village, particularly the rehab of eleven apartments during the first quarter.

Total expenses for the six months ended June
30, 1999, net of Nora Corners's activity, increased when compared to the same period in 1998 due to the reasons discussed above as well as an increase in real estate tax expense. In addition to the expenditures mentioned above, maintenance expense increased due to payment of the insurance deductible for damage from a December, 1998 fire at Windsor
Apartments and snow removal at Courtyards
Village from a severe 1999 winter season in the Chicago area. Real estate tax expense increased as a result of a reassessment of Windsor Apartments's property value in 1998 by the local taxing authority.

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




DATE: August 16, 1999