Form 10-Q
period 1999-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 1999-11-15
CIK 751570

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                             FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the quarterly period ended    September 30, 1999

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

                   CONSOLIDATED BALANCE SHEETS


                             ASSETS

                                          (Unaudited)
                                          September 30,December 31,
                                                1999         1998

Multi-family apartment complexes, net of
  accumulated depreciation of $13,866,544
  and $12,751,953, respectively           $ 8,918,695 $ 9,510,531
Cash and cash equivalents (Note 2)             33,425      629,483
Cash restricted for tenant security deposits   27,093       26,606
Replacement reserve escrow                     59,431      21,160
Prepaid expenses and other assets             894,957     603,914
Deferred expenses, net of accumulated
  amortization of $161,772 and $132,823,
  respectively                                153,880      182,832

       Total assets                       $10,087,481  $10,974,526



                      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Mortgage notes payable (Note 3)         $10,246,731  $10,323,428
  Accrued expenses and other liabilities      731,326      558,157

       Total liabilities                   10,978,057   10,881,585

Partners' equity (deficit) (Note 4):
  Investor Limited Partners (27,184
     Units outstanding)                       (56,041)     867,955
  Original Limited Partner                   (525,767)   (481,602)
  General Partners                           (308,768)   (293,412)

       Total Partners' equity (deficit)      (890,576)     92,941

       Total liabilities and Partners' equity
          (deficit)                       $10,087,481  $10,974,526


             The accompanying notes are an integral
      part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                            For the Three Months    For the Nine Months
                            Ended September 30,    Ended September 30,

                            1999         1998        1999       1998

Revenue:
 Rental                       $1,006,136   $  951,935  $ 2,938,789 $2,873,403
 Interest income (Note 2)          2,165       24,415       16,111    120,211

      Total revenue            1,008,301      976,350    2,954,900 2,993,614

Expenses:
 Operating (Note 5)              256,714      215,706      740,027   734,007
 Maintenance                      48,796       95,339      271,149   227,350
 Real estate taxes                97,617       92,790      327,584   269,677
 General and administrative (Note 5)    50,221             30,924
128,342                           88,428
 Management fees (Note 5)         35,135       40,127      115,278   131,330
 Depreciation and amortization   400,725      371,278    1,143,540 1,049,449
 Interest                         219,597     221,736      660,437   697,350


      Total expenses           1,108,805    1,067,900    3,386,357 3,197,591

 Loss before gain on sale of
   property                     (100,504)   (91,550)      (431,457)  (203,977)

Gain on sale of property
 (Note 3)                           -            -            -      676,316

Net income (loss)             $ (100,504)  $(91,550)   $  (431,457)$  472,339

Allocation of net income (loss)
 (Note 4):

 Investor Limited Partners
   (27,184 Units outstanding):
   Loss before gain on
      sale of property        $ ( 99,499)  $(90,634)   $  (427,142)$ (201,937)
   Gain on sale of property         -          -              -      669,553
   Net income (loss)          $ ( 99,499)  $(90,634)   $  (427,142)$  467,616

 Investor Limited Partners, Per
   Unit:
   Loss before gain on
      sale of property        $    (3.66)  $(3.34)     $    (15.71)$    (7.43)
   Gain on sale of property         -            -            -        24.63
   Net income (loss)          $    (3.66)  $   (3.34)  $    (15.71)$    17.20
 Original Limited Partner:
   Loss before gain on
      sale of property        $     -      $     -     $      -   $     -
   Gain on sale of property         -            -            -         -
   Net income (loss)          $     -      $     -     $      -   $     -

 General Partners:
   Loss before gain on
      sale of property        $   (1,005)  $   (916)   $    (4,315)$   (2,040)
   Gain on sale of property         -            -            -        6,763
   Net income (loss)          $   (1,005)  $   (916)   $    (4,315)$    4,723

               The accompanying notes are an integral
        part of the consolidated financial statements.
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                               For the Nine Months
                                               Ended September 30,
                                                1999      1998
Cash flows from operating activities:
  Net income (loss)                          $(431,457)$472,339
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
  Interest earned on replacement reserve escrow (782)       -
      Depreciation and amortization         1,143,540 1,049,449
      Gain on sale of property                  -     (676,316)
      Changes in assets and liabilities:
          Increase in restricted cash for tenant
            security deposits                   (487)     (470)
          Decrease (increase) in prepaid expenses
            and other assets                (291,040)   206,543
          Increase (decrease) in accrued expenses
            and other liabilities             176,669 (289,437)

               Net cash provided by operating
                 activities                   596,443   762,108

Cash flows from investing activities:
  Deposits to replacement reserve escrow     (37,800)   (8,400)
  Withdrawals from replacement reserve escrow    311      -
  Additions to fixed assets                 (522,755)(1,319,324)
  Decrease in accrued expenses and other liabilities
     related to fixed asset additions         (3,500)     -
  Proceeds from sale of property, net           -     6,514,681

               Net cash (used in) provided by
                 investing activities       (563,744) 5,186,957

Cash flows from financing activities:
  Repayment of mortgage note payable            -   (4,084,038)
  Principal payments on mortgage notes payable(76,697) (70,413)
  Increase in deferred expenses                 -      (15,496)
  Distributions                             (552,060)(2,744,486)

               Net cash used in financing
                 activities                 (628,757)(6,914,433)

Net decrease in cash and cash equivalents   (596,058) (965,368)

Cash and cash equivalents, beginning of period629,483 2,254,160

Cash and cash equivalents, end of period     $ 33,425  $1,288,792


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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended
September 30, 1999 and 1998.

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See
Management's Discussion and Analysis of
Financial Condition and Results of Operations included in this report.

(2)Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:


September 30,                 December 31,
   1999                         1998

Cash and money market accounts
$33,425                     $  479,625

Commercial paper   -            149,858

$ 33,425$   629,483
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

                                 Continued
      KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued






(4)   Changes in Partners' Equity

   A summary of changes in Partners' equity (deficit) for the nine months ended September 30, 1999 is as follows:

                                                         Total
                      Investor   Original               Partners'
                      Limited    Limited   General      Equity
                      Partners   Partner   Partners    (Deficit)

   Balance at
     December 31, 1998$867,955$(481,602)  $(293,412)$    92,941

   Distributions        (496,854)(44,165)   (11,041)   (552,060)

   Net loss           (427,142)      -       (4,315)   (431,457)

   Balance at
    September 30, 1999$  ( 56,041)$(525,767)$(308,768)$  (890,576)

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

   Amounts accrued or paid to the General Partners' affiliates were as follows:

                    For the Three Months For the Nine Months
                    Ended September 30,     Ended September 30,
                      1999     1998     1999      1998

Property management fees$35,135 $40,127 $115,278 $ 131,330

Expense reimbursements 54,606  37,127  142,951    102,958

Charged to operations$ 89,741$ 77,254 $258,229  $ 234,288

Expense reimbursements due from affiliates of $429,768 and $239,514 were included in prepaid expenses and other assets at September 30, 1999 and December 31, 1998, respectively.

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

The General Partners of the Partnership have evaluated Year 2000 compliance issues with respect to its non-financial systems, such as computer controlled elevators, boilers, chillers and other miscellaneous systems. The
General Partners do not anticipate any
problems in its non-financial systems.

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

Operations

The following discussion relates to the
operations of the Partnership and its
properties (Courtyards Village and Windsor
Apartments) for the three and nine months ended September 30, 1999 and 1998. The sale of Nora Corners on January 30, 1998, significantly impacts the comparability of the Partnership's operations between these periods.

Net income, net of Nora Corners's activity, decreased during the three and nine months ended September 30, 1999 when compared to the three and nine months ended September 30, 1998 as increases in total expenses more than offset increases in total revenue. Total revenue increased due to increases in rental revenue resulting from residential rental rate increases implemented at both Courtyards and Windsor Apartments in 1998 and during the first quarter of 1999. However this was more that offset by decreases in interest income during the three and nine months ended
September 30, 1999 due to lower average cash and cash equivalent balances available for investment when compared to 1998, resulting from the sale of Nora Corners.







Continued

KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES


Operations, Continued

Total expenses for the three months ended
September 30, 1999 increased when compared to the same period in 1998, due primarily to increases in operating, general and administrative and depreciation expenses.
These increases were partially offset by decreases in maintenance expense. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense due to an adjustment to the workmen's compensation reserve in 1998. General and administrative expenses increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communications. Depreciation expense increased in conjunction with increased capital improvements completed at Courtyards
Village, particularly the rehab of eleven apartments during the first quarter.
Maintenance is down as a result of additional capital improvements completed during the third quarter at Windsor and Courtyards.

Total expenses for the nine months ended
September 30, 1999, net of Nora Corner's activity increased when compared to the same period in 1999, due primarily to increases in maintenance, general and administrative, real estate tax, and depreciation. Re-stripping of the parking lot and interior painting of the buildings during the second quarter at Windsor have resulted in the increases in maintenance expenses. General and administrative expenses increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor commnications. Real estate tax expense increased as a result of a reassessment of Windsor Apartments's property value in 1998 by the local taxing authority. Depreciation expense increased in conjunction with increased capital improvements completed at
Courtyards Village, particularly the rehab of eleven apartments during the first quarter.

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




DATE: November 15, 1999