Form 10-K
period 1999-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 2000-03-30
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended                 December 31, 1999

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to

         Commission file number                0-14377


                      Krupp Realty Limited Partnership-VII
             (Exact name of registrant as specified in its charter)

         Massachusetts                                    04-2842924
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


One Beacon Street, Boston, Massachusetts                     02108
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

The exhibit index is located on pages 10-13.

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

     As of December 31, 1999, the Partnership did not employ any personnel.

ITEM 2. PROPERTIES

     As of December 31, 1999, the Partnership had leveraged investments in two apartment complexes having an aggregate of 524 units.

     A summary of the Partnership's real estate investments as of December 31, 1999 is presented below. Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                                           Average Occupancy
                                                           For the Year Ended
                                                               December 31,
                            Year of                     ------------------------
Description               Acquisition    Total Units    1999 1998 1997 1996 1995
-----------               -----------   -------------   ---- ---- ---- ---- ----

Courtyards Village
  East Apartments
Naperville, Illinois           1985           224        95%  97%  97%  98%  95%

Windsor Apartments
Garland, Texas                 1984           300        96%  97%  96%  96%  95%
                                              --------
                                              524 Units


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

     The number of Investor Limited Partners as of December 31, 1999 was approximately 1,365.

     One of the objectives of the Partnership is to generate cash available for distribution. The Partnership discontinued distributions during 1989 due to insufficient operating Cash Flow. In 1994, however, the General Partners determined that there was sufficient Cash Flow to reinstate distributions. These distributions commenced in August, 1994 at a rate of $5.00 per Unit and thereafter were paid semiannually at an annual rate of $20.00 per Unit through 1998. In 1999 the semiannual distributions were reduced to an annual rate of $18.28 per Unit.

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

     The Partnership made the following distributions to its Partners during the years ended December 31, 1999 and 1998:

                                              Year Ended December 31,
                                  ---------------------------------------------
                                           1999                   1998
                                  ---------------------   ---------------------
                                    Amount     Per Unit     Amount    Per Unit
                                  ----------   --------   ---------   ---------
Limited Partners:
  Investor Limited Partners
    (27,184 Units
    outstanding)                  $  496,853   $  18.28   $2,885,312  $  106.14

  Original Limited Partner            44,165                  48,327

General Partners                      11,041                  35,460
                                  ----------              ----------

                                  $  552,059              $2,969,099
                                  ==========              ==========

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

                        1999        1998        1997        1996        1995
                    ----------- ----------- ----------- ----------- -----------
Total revenue       $ 3,997,617 $ 3,989,189 $ 4,795,059 $ 4,688,515 $ 4,537,418

Income (loss) before
  gain on sale of
  property             (549,227)   (298,630)   (151,137)     10,513     (24,601)

Gain on sale of
  property                 -        676,316        -           -           -

Net income (loss)      (549,227)    377,686    (151,137)     10,513     (24,601)

Net income (loss)
  allocated to:

  Investor Limited
    Partners           (543,735)    373,909    (149,626)      9,462     (24,355)
      Per Unit           (20.00)      13.75       (5.50)        .35        (.90)

  Original Limited
    Partner                -           -           -            841        -


  General Partners       (5,492)      3,777      (1,511)        210        (246)

Total assets at
  December 31,        9,837,297  10,974,526  17,995,610  16,855,594  17,611,547

Long-term obligations
  at December 31,    10,108,246  10,220,786  14,345,624  12,366,197  12,563,382

Distributions:

  Investor Limited
    Partners            496,853   2,885,312     543,679     543,679     543,679
      Per Unit            18.28      106.14       20.00       20.00       20.00

  Original Limited
    Partner              44,165      48,327      48,327      48,327      48,327

  General Partners       11,041      35,460      12,082      12,082      12,082


Operating results for the periods presented are not comparable due to the sale of Nora Corners Shopping Center on January 30, 1998.

The per Unit distributions for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were $18.28, $106.14, $20.00, $20.00 and $20.00, respectively, of which $86.14 in 1998 represented a return of capital.

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

Liquidity and Capital Resources

     The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In 1994, the General Partners determined that there was sufficient Cash Flow to reinstate semiannual distributions. These distributions commenced in August 1994 at a rate of $5.00 per Unit and increased in February 1995 to a rate of $20.00 per Unit. Additionally, the Partnership made special capital distributions in 1998 totaling $86.14 per Unit based on the remaining proceeds of the sale of Nora Corners. Distributions of net cash proceeds from capital transactions are allocated in accordance with the Partnership Agreement (as described in Note G to the consolidated financial statements included in Item 8 (Appendix A) of this report). Due to the special capital distributions as a result of the sale of Nora Corners, and the subsequent decrease in the Investor Limited Partners' Capital, the semiannual distributions were adjusted in 1999 to $18.28 per Unit, beginning with the distribution payable in February, 1999.

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

     In order to remain competitive in their respective markets, the Partnership's properties spent approximately $813,000 in 1999 and are expecting to spend approximately $340,000 for fixed assets in 2000, primarily funded from cash generated from property operations. These improvements include interior and exterior enhancements, installation of sprinkler system, pavement improvement and roofing at Windsor Apartments.

     Financial Accounting Standards Board Statement No.137. ("FAS 137") "Accounting for Derivative Instruments and Hedging Activities-deferral of the Effective Date of the Statement of Financial Accounting Standards No.133." FAS 137 amended FAS 133 by deferring the effective date to fiscal quarters of all fiscal years beginning after June 15, 2000. The General Partners believe that the implementation of FAS 137 will not have a material impact on the Partnership's financial statement.

Year 2000

     The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready. They have evaluated Year 2000 compliance issues with respect to its non-financial systems and have received assurances from third-party service providers (including but not limited to its telecommunications providers and banks) with regard to their Year 2000 readiness.

     The General Partners completed the testing and conversion of the Partnerships financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

     To date, the Partnership has not incurred, and does not expect to incur, any significant cost associated with being Year 2000 compliant.

     To date, the Partnership has not had, and does not expect to have, any Year 2000 related problems.

Operations

     The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the years ended December 31, 1999, 1998 and 1997. The sale of Nora Corners on January 30, 1998, significantly impacts the comparability of the Partnership's operations between these years.

1999 compared to 1998

     Net income, net of Nora Corners's activity, decreased in 1999 when compared to 1998 as increases in total expenses more than offset increases in total revenue.

     In comparing 1999 to 1998, the increase in rental revenue is attributable to residential rental rate increases implemented at Courtyards and Windsor Apartments. However this was substantially offset by decreases in interest income due to lower average cash and cash equivalent balances available for investment, resulting from the sale of Nora Corners.

     Total expenses increased when compared to 1998, primarily due to increases in operating expenses, real estate taxes, general and administrative, and depreciation expense. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense over 1998 due to a favorable adjustment to the liability and workmen's compensation reserve in 1998 as a result of favorable claim experience. Real estate tax expense increased as a result of a reassessment of Windsor Apartments's property value in 1998 by the local taxing authority. General and administrative expenses increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communication. Depreciation expense increased in conjunction with increased capital improvements completed at

Courtyards Village, particularly the rehab of eleven apartments during the first quarter.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-VII, and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-VII, is as follows:

                                  Position with
         Name and Age             The Krupp Corporation
         ------------             ---------------------
         Douglas Krupp (53)       President and Co-Chairman of the Board
         George Krupp (55)        Co-Chairman of the Board
         Wayne H. Zarozny (41)    Treasurer

     Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

     George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish

High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 9, 2000, beneficial owners of record owning more than 5% of the Partnership's 27,184 outstanding Units were as follows:

  Title          Name and Address              Amount and Nature    Percent
   of                   of                            of              of
  Class          Beneficial Owner             Beneficial Ownership   Class
--------       --------------------           --------------------  -------

Investor       Equity Resources Group,
Limited          Incorporated
Partner        14 Story Street
Units          Cambridge, MA 02138              1,664.00 Units(1)     6.12%

Investor       Madison Avenue Investment
Limited         Partners, LLC
Partner        P.O. Box 7533
Units          Incline Village, NV 89452        1,396.90 Units(2)(3)  5.14%

Investor       First Equity Realty, LLC
Limited
Partner        555 Fifth Avenue, 9th Floor
Units          New York, NY 10017               1,396.90 Units(2)(4)  5.14%

Investor       The Harmony Group II, LLC
Limited
Partner        P.O. Box 7533
Units          Incline Village, NV 89452        1,396.90 Units(2)(5)  5.14%

Investor       Ronald M. Dickerman
Limited
Partner        555 Fifth Avenue, 9th Floor
Units          New York, NY 10017               1,396.90 Units(2)(6)  5.14%

Investor       Bryan E. Gordon
Limited
Partner        P.O. Box 7533
Units          Incline Village, NV 89452        1,396.90 Units(2)(7)  5.14%

(1)According to the statement on Schedule 13D originally filed on April 3, 1996 by Equity Resources Group, Incorporated, Equity Resource Cambridge Fund Limited Partnership, Equity Resource General Fund Limited Partnership, Equity Resource Brattle Fund Limited Partnership, Equity Resource Fund XV Limited Partnership, Equity Resource Fund XVI Limited Partnership, Equity Resource Fund XVII Limited Partnership, Equity Resource Fund XVIII Limited Partnership, Equity Resource Fund XIX Limited Partnership, James E. Brooks, Mark S. Thompson and Eggert





Dagbjartsson, as amended by Amendment No. 1 thereto dated December 12, 1996 and Amendment No. 2 thereto dated April 21, 1997, Equity Resources Group,
Incorporated, James E. Brooks, Mark S. Thompson and Eggert Dagbjartsson, in their capacities as General Partners of each of Equity Resource Cambridge Fund Limited Partnership, Equity Resource General Fund Limited Partnership, Equity Resource Brattle Fund Limited Partnership, Equity Resource Fund XV Limited Partnership, Equity Resource Fund XVI Limited Partnership, Equity Resource Fund XVII Limited Partnership, Equity Resource Fund XVIII Limited Partnership and Equity Resource Fund XIX Limited Partnership, respectively, share the power to vote or direct the vote and to dispose of or direct the disposition of 1,664 units.

(2)According to the statement on Schedule 13G originally filed on February 9, 2000 (the "Madison Schedule 13G"), by Madison Avenue Investment Partners, LLC("MAIP"), First Equity Realty , LLC ("First Equity"), The Harmony Group II, LLC ("Harmony Group"), Ronald M. Dickerman and Bryan E. Gordon (collectively, the "Reporting Persons"), (the "Madison Schedule 13G"), each of MAIP, First Equity, Harmony Group and Reporting Persons may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act. According to the Madison Schedule 13G, MAIP is the controlling person of various entities which are the nominee owners of, or the successors by merger to the assets of nominee owners of, Limited Partner Interest (the "Units") of the Issuer. As stated in the Madison Schedule 13G, these nominees, none of which beneficially own 5% or more of the Units, are ISA Partnership Liquidity Investors, Madison/AG Partnership Value Partners III and Cobble Hill Investments, LP.

According to the Madison Schedule 13G, the controlling members of MAIP are The Harmony Group II, LLC, a Delaware limited liability company of which Bryan E. Gordon is the Managing Member, and First Equity Realty, LLC, a New York limited liability company of which Ronald M. Dickerman is the Managing Member.

(3)According to the Madison Schedule 13G, Madison Avenue Investment Partners, LLC has sole voting and dispositive power with respect to 1,396.90 units of the Partnership.

(4)According to the Madison Schedule 13G, First Equity Realty, LLC has shared voting and dispositive power with respect to 1,396.90 units of the Partnership.

(5)According to the Madison Schedule 13G, The Harmony Group II, LLC has shared voting and dispositive power with respect to 1,396.90 units of the Partnership.

(6)According to the Madison Schedule 13G, Ronald M. Dickerman has shared voting and dispositive power with respect to 1,396.90 units of the Partnership.

(7)According to the Madison Schedule 13G, Bryan E. Gordon has shared voting and dispositive power with respect to 1,396.90 units of the Partnership.

     The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner Interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership does not have any directors, executive officers or nominees for election as director. Please see Note H to the Consolidated Financial Statements.

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

                  Windsor Apartments

                  (10.1) Purchase and Sale Agreement dated June 3, 1983 between Douglas Krupp, on behalf of himself and others, and Garland Land Joint Venture [Exhibit 1 to Registrant's Report on Form 8-K dated December 27, 1984 (File No. 2-92889)].*

                  (10.2) Property Management Agreement, dated December 27, 1984 between Krupp Realty Limited Partnership-VII, as Owner and BRI OP Limited Partnership, formerly known as Berkshire Property Management, a subsidiary of Berkshire Realty Company, Inc. [Exhibit 10.4 to Registrant's Report on Form 10-K for the fiscal year ended October 31, 1984 (File No. 2-92889)].*

                  (10.3) Promissory Note dated April 13, 1994 by and between Windsor Partners Limited Partnership and Sun Life Insurance Company of America [Exhibit 10.1 to Registrant's Report on Form 10- Q dated June 30, 1994 (File No. 0-14377)].*

                  (10.4) Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents dated April 13, 1994 from the grantor, Windsor Partners Limited Partnership, to the Trustee, Brian
                           C. Rider [Exhibit 10.2 to Registrant's Report on Form 10-Q dated June 30, 1994 (File No. 0-14377)].*

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

(C)      Reports on Form 8-K

       During the last quarter of the year ended December 31, 1999, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                   KRUPP REALTY LIMITED PARTNERSHIP-VII

                                   By: The Krupp Corporation, a General
                                       Partner

                                   By:     /s/ Douglas Krupp
                                           Douglas Krupp, President, Co-Chairman
                                           (Principal Executive Officer) and
                                           Director of The Krupp Corporation

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March, 2000.

Signatures                  Titles
----------                  ------

/s/ Douglas Krupp           President, Co-Chairman (Principal Executive
Douglas Krupp               Officer) and Director of The Krupp
                            Corporation, a General Partner.


/s/ George Krupp            Co-Chairman (Principal Executive Officer) and
George Krupp                Director of The Krupp Corporation, a General
                            Partner.


/s/ Wayne H. Zarozny        Treasurer (Principal Financial and Accounting
Wayne H. Zarozny            Officer) of The Krupp Corporation, a General
                            Partner.

                                   APPENDIX A

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES















                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1999

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants                                          F-3


Consolidated Balance Sheets at December 31, 1999 and
December 31, 1998                                                          F-4


Consolidated Statements of Operations for the Years Ended
December 31, 1999, 1998 and 1997                                           F-5


Consolidated Statements of Changes in Partners' Equity (Deficit)
for the Years Ended December 31, 1999, 1998 and 1997                       F-6


Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                           F-7


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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Krupp Realty Limited Partnership-VII and Subsidiaries:


     In our opinion, the consolidated financial statements and the financial statement schedule listed in the index on page F-2 present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership") at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


February 25, 2000

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998


                                    ASSETS
                                                       1999           1998
                                                   -----------    -----------

Multi-family apartment complexes, net of
  accumulated depreciation of $14,265,488 and
  $12,751,953, respectively (Note E)               $ 8,809,883    $ 9,510,531
Cash and cash equivalents (Note C)                     120,525        629,483
Cash restricted for tenant security deposits            27,256         26,606
Replacement reserve escrow (Note E)                     72,378         21,160
Prepaid expenses and other assets                      663,021        603,914
Deferred expenses, net of accumulated
  amortization of $171,421 and $132,823,
  respectively (Note H)                                144,234        182,832
                                                   -----------    -----------

    Total assets                                   $ 9,837,297    $10,974,526
                                                   ===========    ===========


                   LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
  Mortgage notes payable (Notes D and E)           $10,220,052    $10,323,428
  Accrued expenses and other liabilities (Note F)      625,590        558,157
                                                   -----------    -----------

    Total liabilities                               10,845,642     10,881,585
                                                   -----------    -----------

Commitment (Note G)

Partners' (deficit) equity (Note G):
  Investor Limited Partners (27,184 Units
    outstanding)                                      (172,633)       867,955
  Original Limited Partner                            (525,767)      (481,602)
  General Partners                                    (309,945)      (293,412)
                                                   -----------    -----------

    Total Partners' (deficit)equity                 (1,008,345)        92,941
                                                   -----------    -----------

    Total liabilities and Partners'
      (deficit) equity                             $ 9,837,297    $10,974,526
                                                   ===========    ===========












                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997

                                          1999          1998          1997
                                      -----------   -----------   -----------
Revenue:
  Rental                              $ 3,970,170   $ 3,853,006   $ 4,718,640
  Interest income (Note C)                 27,447       136,183        76,419
                                      -----------   -----------   -----------

    Total revenue                       3,997,617     3,989,189     4,795,059
                                      -----------   -----------   -----------

Expenses:
  Operating (Notes D and H)             1,010,972       964,827     1,122,340
  Maintenance                             341,331       331,021       393,024
  Real estate taxes                       428,806       360,747       465,010
  General and administrative (Note H)     176,664       118,755       128,855
  Management fees (Note H)                157,467       172,873       204,023
  Depreciation and amortization         1,552,134     1,421,027     1,468,094
  Interest (Note E)                       879,470       918,569     1,164,850
                                      -----------   -----------   -----------

    Total expenses                      4,546,844     4,287,819     4,946,196
                                      -----------   -----------   -----------

  Loss before gain on sale
    of property                          (549,227)     (298,630)     (151,137)

Gain on sale of property (Note D)            -          676,316          -
                                      -----------   -----------   -----------

Net income (loss) (Note I)            $  (549,227)  $   377,686   $  (151,137)
                                      ===========   ===========   ===========

Allocation of net income (loss)(Note G):

  Investor Limited Partners
    (27,184 Units outstanding):
    Loss before gain on sale
      of property                     $  (543,735)  $  (295,644)  $  (149,626)
    Gain on sale of property                 -          669,553          -
                                      -----------   -----------   -----------
    Net income (loss)                 $  (543,735)  $   373,909   $  (149,626)
                                      ===========   ===========   ===========

    Investor Limited Partners, Per Unit:
      Loss before gain on sale
        of property                   $    (20.00)  $    (10.88)  $     (5.50)
      Gain on sale of property               -            24.63          -
                                      -----------   -----------   -----------
      Net income (loss)               $    (20.00)  $     13.75   $     (5.50)
                                      ===========   ===========   ===========

     Original Limited Partner:
       Loss before gain on sale
         of property                  $      -      $      -      $      -
       Gain on sale of property              -             -             -
                                      -----------   -----------   -----------
       Net income (loss)              $      -      $      -      $      -
                                      ===========   ===========   ===========

     General Partners:
       Loss before gain on sale
         of property                  $    (5,492)  $    (2,986)  $    (1,511)
       Gain on sale of property              -            6,763          -
                                      -----------   -----------   -----------
       Net income (loss)              $    (5,492)  $     3,777   $    (1,511)
                                      ===========   ===========   ===========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 1999, 1998 and 1997

                         Investor      Original
                         Limited       Limited      General     Total Partners'
                         Partners      Partner      Partners    (Deficit) Equity
                        -----------   ---------    ----------   ----------------
Balance at
  December 31, 1996     $ 4,072,663   $(384,948)   $ (248,136)   $ 3,439,579

Distributions              (543,679)    (48,327)      (12,082)      (604,088)

Net loss                   (149,626)       -           (1,511)      (151,137)
                        -----------   ---------    ----------    -----------

Balance at
  December 31, 1997       3,379,358    (433,275)     (261,729)     2,684,354

Net income                  373,909        -            3,777        377,686

Distributions            (2,885,312)    (48,327)      (35,460)    (2,969,099)
                        -----------   ---------    ----------    -----------

Balance at
  December 31, 1998         867,955    (481,602)     (293,412)        92,941

Net loss (Note G)          (543,735)       -           (5,492)      (549,227)

Distributions (Note G)     (496,853)    (44,165)      (11,041)      (552,059)
                        -----------   ---------    ----------    -----------

Balance at
  December 31, 1999     $  (172,633)  $(525,767)   $ (309,945)   $(1,008,345)
                        ===========   =========    ==========    ===========

The per Unit distributions for each of the years ended December 31, 1999, 1998 and 1997 was $18.28, $106.14 and $20.00, respectively, of which $0, $86.14 and
$0 represented a return of capital, respectively.
























                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997

                                            1999         1998         1997
                                        -----------  -----------  -----------
Cash flows from operating activities:
  Net income (loss)                     $  (549,227)  $   377,686  $  (151,137)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
  Interest earned on replacement
    reserve escrow                           (1,023)         (160)        -
  Depreciation and amortization           1,552,133     1,421,027    1,468,094
  Gain on sale of property                     -         (676,316)        -
  Changes in assets and liabilities:
    Decrease (increase) in
      restricted cash for tenant
      security deposits                        (650)         (626)      10,843
    Decrease (increase) in prepaid
      expenses and other assets             (59,107)        3,646     (157,524)
    Increase (decrease) in accrued
      expenses and other
      liabilities                            68,729      (254,228)     (41,650)
                                        -----------   -----------  -----------

      Net cash provided by
        operating activities              1,010,855       871,029    1,128,626
                                        -----------   -----------  -----------

Cash flows from investing activities:
  Deposits to replacement reserve
    escrow                                  (50,400)      (21,000)     (12,000)
  Withdrawals from replacement
    reserve escrow                              205          -          64,009
  Additions to fixed assets                (812,887)   (1,829,349)  (1,300,570)
  Increase (decrease) in accrued
    expenses and other liabilities
    related to fixed asset
    additions                                (1,296)        3,500       (3,315)
  Proceeds from sale of property,
    net                                        -        6,514,681         -
                                        -----------   -----------  -----------

      Net cash (used in) provided
        by investing activities            (864,378)    4,667,832   (1,251,876)
                                        -----------   -----------  -----------

Cash flows from financing activities:
  Principal payments on mortgage
    notes payable                          (103,376)      (94,906)    (166,985)
  Proceeds from mortgage
    note payable                               -             -       5,280,000
  Repayment of mortgage
    note payable                               -       (4,084,037)  (3,172,809)
  Increase in deferred expenses                -          (15,496)    (136,040)
  Distributions                            (552,059)   (2,969,099)    (604,088)
                                        -----------   -----------  -----------

      Net cash (used in) provided
        by financing activities            (655,435)   (7,163,538)   1,200,078
                                        -----------   -----------  -----------

Net (decrease) increase in cash and
  cash equivalents                         (508,958)   (1,624,677)   1,076,828
Cash and cash equivalents,
  beginning of year                         629,483     2,254,160    1,177,332
                                        -----------   -----------  -----------
Cash and cash equivalents,
  end of year                           $   120,525   $   629,483  $ 2,254,160
                                        ===========   ===========  ===========

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

     On December 19, 1984 the General Partners formed Krupp Realty Courtyards Limited Partnership ("Realty-VII") as a prerequisite for the refinancing of Courtyards Village East Apartments ("Courtyards Village"). At the same time, the General Partners transferred ownership of Courtyards Village to Realty- VII. The General Partner of Realty-VII is KRLP-VII. The Limited Partners of Realty-VII are KRLP-VII and The Krupp Corporation ("Krupp Corp."). Krupp Corp. has beneficially assigned its interest in Realty-VII to KRLP-VII.

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

         Depreciation

         Depreciation is provided for by the use of the straight-line method over estimated useful lives of the related assets as follows:

              Buildings and improvements                     3 to 25 years
              Equipment, furnishings and fixtures            3 to  8 years

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


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

B.   Significant Accounting Policies, Continued

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

         All revenues are from external customers and no revenues are generated from transactions with other segments. There are no tenants which contributed 10% or more of the Partnership's total revenue during 1999, 1998 or 1997.

C.   Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1999 and 1998 consisted of the following:

                                                December 31,
                                          -------------------------
                                             1999           1998
                                          ----------     ----------

      Cash and money market accounts      $  120,525     $  479,625
      Commercial paper                          -           149,858
                                          ----------     ----------

                                          $  120,525     $  629,483
                                          ==========     ==========















                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


D.   Sale of Property

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

E.   Mortgage Notes Payable

     The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 1999 and 1998. Mortgage notes payable consisted of the following:

                                 Principal       Annual Interest
         Property            1999        1998         Rate        Maturity Date
     ------------------  ----------- ----------- --------------- ---------------
     Courtyards Village
       East Apartments   $ 5,164,455 $ 5,214,939      7.88%       August 1, 2007

     Windsor Apartments    5,055,597   5,108,489      9.25%          May 1, 2001
                         ----------- -----------

        Total            $10,220,052 $10,323,428
                         =========== ===========

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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


E.   Mortgage Notes Payable, Continued

         Courtyards Village East Apartments, Continued

         Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $5,076,000 and $5,582,000 for the years ended December 31, 1999 and 1998, respectively.

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

         Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $5,161,000 and $5,416,000 for the years ended December 31, 1999 and 1998, respectively.

     Due to restrictions on transfers and prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.

     The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2004 are $111,806, $5,079,337, $63,481, $68,668 and $74,279.

     The Partnership paid interest on its borrowings in the amounts of $879,470, $918,569 and $1,155,562 during the years ended December 31, 1999, 1998 and 1997, respectively.

F.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following at December 31, 1999 and 1998:

                                                 1999                1998
                                             -----------         -----------
        Accounts payable                     $    18,550         $     4,306
        Accrued real estate taxes                392,868             362,556
        Other liabilities                        132,502             126,445
        Tenant security deposits                  45,604              54,240
        Prepaid rent                              36,066              10,610
                                             -----------         -----------

                                             $   625,590         $   558,157
                                             ===========         ===========


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

G.   Partners' Equity

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















                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

G.   Partners' Equity, Continued

     As of December 31, 1999, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                               Investor     Original               Total
                               Limited      Limited     General    Partners'
                               Partners     Partner     Partners   (Deficit)
                             ------------  ----------  ---------  ------------
     Capital contributions   $ 27,184,000  $    4,000  $ 136,891  $ 27,324,891
     Syndication costs         (3,697,375)       -      (135,891)   (3,833,266)
     Distributions:
       Operations              (5,969,347)   (530,608)  (132,650)   (6,632,605)
       Capital
         transactions          (2,341,632)       -       (23,378)   (2,365,010)
     Income (loss):
       Operations             (15,201,065)        841   (153,430)  (15,353,654)
       Capital
         transactions            (147,214)       -        (1,487)     (148,701)
                             ------------  ----------  ---------  ------------

     Balance at
       December 31, 1999     $   (172,633) $ (525,767) $(309,945) $ (1,008,345)
                             ============  ==========  =========  ============

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

     Amounts accrued or paid to the General Partners' affiliates during the years ended December 31, 1999, 1998 and 1997 were as follows:

                                        1999        1998        1997
                                      --------    --------    --------

         Property management fees     $157,467    $172,873    $204,023

         Expense reimbursements        196,973     146,025     161,571
                                      --------    --------    --------

            Charged to operations     $354,440    $318,898    $365,594
                                      ========    ========    ========

     Expense reimbursements due from affiliates of $237,015 and $239,514 were included in prepaid expenses and other assets at December 31, 1999 and 1998, respectively.

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

  The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                           1999           1998          1997
                                       -----------    -----------   -----------
     Net income (loss) per
       Consolidated Statement of
         Operations                    $  (549,227)   $   377,686   $  (151,137)

       Difference in book
         and tax depreciation
         and amortization                  215,924        152,684        35,424

       Difference between book and
         tax gain on sale of
         property                             -           977,707          -

       Rental adjustment
         required by Generally
         Accepted Accounting
         Principles                           (399)        28,672       (10,930)
                                        ----------    -----------   -----------

     Net income (loss) for federal
       income tax purposes              $ (333,702)   $ 1,536,749   $  (126,643)
                                        ==========    ===========   ===========

  The allocation of the net income for federal income tax purposes for the year ended December 31, 1999 is as follows:

                                         Portfolio     Passive
                                          Income        Loss           Total
                                        ----------    ----------    -----------
     Investor Limited Partners          $   24,935    $ (355,300)   $  (330,365)
     Original Limited Partner                 -             -              -

     General Partners                          252        (3,589)        (3,337)
                                        ----------    ----------    -----------

                                        $   25,187    $ (358,889)   $  (333,702)
                                        ==========    ==========    ===========

     For the years ended December 31, 1999, 1998 and 1997, the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $12.15, $55.97 and $(4.61), respectively.

     The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $2,279,000 and $2,830,800 at December 31, 1999 and 1998, respectively. The basis of the Partnership's liabilities for financial reporting purposes is less than its tax basis by approximately $3,520,000 at December 31, 1999.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1999


                                                         Costs
                                                       Capitalized
                                                      Subsequent to
                          Initial Cost to Partnership  Acquisition
                          ---------------------------  ------------
                                       Buildings &    Buildings &   Depreciable
Description  Encumbrances     Land     Improvements   Improvements     Life
-----------  ------------  ----------  -------------  ------------ -------------
Courtyards
Village East
Apartments
Naperville,
Illinois      $  5,164,455 $  487,529  $ 6,486,198    $  4,821,820 3 to 25 Years

Windsor
Apartments
Garland,
Texas            5,055,597    696,362    9,251,669       1,331,793 3 to 25 Years
              ------------ ----------  -----------    ------------

    Total     $ 10,220,052 $1,183,891  $15,737,867    $  6,153,613
              ============ ==========  ===========    ============


                Gross Amounts Carried at
                       End of Year
             --------------------------------
                        Buildings                          Year
                          and                 Accumulated  Construction Date
Description    Land   Improvements   Total    Depreciation Completed    Acquired
-----------  -------- ------------ ---------- ------------ ------------ --------

Courtyards
Village East
Apartments
Naperville,
Illinois    $  487,529 $ 11,308,018 $11,795,547 $ 6,943,011   1973        4/1/85

Windsor
Apartments
Garland,
Texas          696,362   10,583,462  11,279,824   7,322,477   1984      12/27/84
            ---------- ------------ ----------- -----------

  Total     $1,183,891 $ 21,891,480 $23,075,371 $14,265,488
            ========== ============ =========== ===========
















                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                   (Continued)

                                December 31, 1999



Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 1999:

                                           1999          1998          1997
                                       -----------   -----------   -----------
   Real Estate
   -----------
   Balance at beginning of year        $22,262,484   $30,206,277   $28,905,707

   Acquisition and improvements            812,887     1,829,349     1,300,570

   Sale of property                           -       (9,773,142)         -
                                       -----------   -----------   -----------

   Balance at end of year              $23,075,371   $22,262,484   $30,206,277
                                       ===========   ===========   ===========


                                           1999          1998          1997
                                       -----------   -----------   -----------
   Accumulated Depreciation
   ------------------------
   Balance at beginning of year        $12,751,953   $15,523,683   $14,097,123

   Depreciation expense                  1,513,535     1,297,939     1,426,560

   Sale of property                           -       (4,069,669)         -
                                       -----------   -----------   -----------

   Balance at end of year              $14,265,488   $12,751,953   $15,523,683
                                       ===========   ===========   ===========

The aggregate cost of the Partnership's real estate for federal income tax purposes is $23,089,267 and the aggregate accumulated depreciation for federal income tax purposes is $17,097,694.