Form 10-Q
period 2000-03-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 2000-05-15
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended           March 31, 2000

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

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               (Unaudited)
                                                March 31,           December 31,
                                                  2000                  1999
                                               -----------           -----------
Multi-family apartment complexes, net of
 accumulated depreciation
 of $14,610,369
 and $14,265,488, respectively                 $ 8,551,113           $ 8,809,883
Cash and cash equivalents                          206,840               120,525
 Cash restricted for tenant
security deposits                                   27,404                27,256
Replacement reserve escrow                          17,635                72,378
Prepaid expenses and other assets                  428,603               663,021
Deferred expenses, net of accumulated
  amortization of $181,074 and $171,421,
  respectively                                     134,581               144,234
                                               -----------           -----------

          Total assets                         $ 9,366,176           $ 9,837,297
                                               ===========           ===========



                      LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                       $10,192,797           $10,220,052
  Accrued expenses and other liabilities           502,876               625,590
                                               -----------           -----------

          Total liabilities                     10,695,673            10,845,642
                                               -----------           -----------

Partners' deficit (Note 2):
     Investor Limited Partners (27,184
         Units outstanding)                       (465,731)             (172,633)
     Original Limited Partner                     (547,849)             (525,767)
     General Partners                             (315,917)             (309,945)
                                               -----------           -----------

          Total Partners' deficit               (1,329,497)           (1,008,345)
                                               -----------           -----------

          Total liabilities and
          Partners' deficit                    $ 9,366,176           $ 9,837,297
                                               ===========           ===========








                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                       For the Three Months
                                                          Ended March 31,
                                                 ------------------------------
                                                     2000                1999
                                                 -----------          ---------
      Revenue:
       Rental                                    $ 1,035,012        $   970,570
       Interest income                                 4,810              8,201
                                                 -----------        -----------

              Total revenue                        1,039,822            978,771
                                                 -----------        -----------

      Expenses:
         Operating (Note 3)                          246,781            229,879
         Maintenance                                  64,614             93,547
         Real estate taxes                           110,757            136,200
         General and administrative (Note 3)          34,881             24,336
         Management fees (Note 3)                     54,922             42,992
         Depreciation and amortization               354,534            369,943
         Interest                                    218,456            220,690
                                                 -----------        -----------

              Total expenses                       1,084,945          1,117,587
                                                 -----------        -----------

      Net loss                                   $   (45,123)         $(138,816)
                                                 ===========        ===========

      Allocation of net loss:

      Investor Limited Partners
         (27,184 Units outstanding):
         Net loss                                $   (44,672)       $  (137,428)
                                                 ===========        ===========

      Investor Limited Partners, Per Unit:
         Net loss                                $     (1.64)       $     (5.06)
                                                 ===========        ===========

      Original Limited Partners
         Net loss                                $      -           $     -
                                                 ===========        ===========

      General Partners:
         Net loss                                $      (451)       $    (1,388)
                                                 ===========        ===========



















                          The accompanying notes are an integral
                      part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                    For the Three Months
                                                       Ended March 31,
                                                 2000                 1999
                                               ---------          -----------
Cash flows from operating activities:
  Net loss                                     $ (45,123)         $ (138,816)
  Adjustments to reconcile
    net income (loss) to net
     cash provided by operating activities:
      Interest earned on
       replacement reserve escrow                   (179)               (145)
      Depreciation and amortization              354,534             369,943
      Changes in assets and liabilities:
       Increase in restricted cash for tenant
         security deposits                          (148)               (162)
       Decrease in prepaid expenses
         and other assets                        234,418             141,021
       Decrease in accrued expenses
         and other liabilities                  (120,510)           (120,507)
                                               ---------          ----------

         Net cash provided by operating
                    activities                   422,992             251,334
                                               ---------          ----------

Cash flows from investing activities:
  Deposits to replacement reserve escrow         (12,600)            (12,600)
  Withdrawals from replacement reserve escrow     67,522                 151
  Additions to fixed assets                      (86,111)            (73,402)
  Decrease in accrued expenses and other
   liabilities related to fixed asset
   additions                                      (2,204)             (3,046)
                                               ---------          ----------

                 Net cash used in investing
                      activities                 (33,393)            (88,897)
                                               ---------          ----------

Cash flows from financing activities:
  Principal payments on mortgage notes payable   (27,255)            (25,021)
  Distributions                                 (276,029)           (276,029)
                                               ---------          ----------

                 Net cash used in financing
                      activities                (303,284)           (301,050)
                                               ---------          ----------

Net increase (decrease) in
  cash and cash equivalents                       86,315            (138,613)

Cash and cash equivalents, beginning of period   120,525             629,483
                                               ---------          ----------

Cash and cash equivalents, end of period       $ 206,840             490,870
                                               =========          ==========











                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    (1)  Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to the Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

       In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 2000, its results of operations and its cash flows for the three months ended March 31, 2000 and 1999.

       The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

    (2) Changes in Partners' Equity

       A summary of changes in Partners' deficit for the three months ended March 31, 2000 is as follows:

                             Investor      Original                    Total
                             Limited       Limited       General       Partners'
                             Partners      Partner       Partners      Deficit
       Balance at
        December 31, 1999 $ (172,633)   $ (525,767)  $ (309,945)   $ (1,008,345)

       Distributions        (248,426)      (22,082)      (5,521)       (276,029)

       Net loss              (44,672)          -           (451)        (45,123)
                          ----------    ----------   ----------    ------------

       Balance at
        March 31, 2000    $ (465,731)   $ (547,849)  $ (315,917)   $ (1,329,497)
                          ==========    ==========   ==========    ============

    (3) Related Party Transactions

       The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    (3) Related Party Transactions, Continued

       Amounts accrued or paid to the General Partners' affiliates were as follows:

                                                    For the Three Months
                                                        Ended March 31,
                                               --------------------------------
                                                 2000                   1999
                                               --------               ---------
           Property management fees            $ 54,922               $  42,992

           Expense reimbursements                41,734                  33,967
                                               --------               ---------

              Charged to operations            $ 96,656               $  76,959
                                               ========               =========


       Expense reimbursements due from affiliates of $131,577 and $237,012 were included in prepaid expenses and other assets at March 31, 2000 and December 31, 1999, respectively.

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

    The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessments. The current annual distribution rate is $18.28 per Unit, and is paid semiannually in February and August.

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

    Operations

    The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the three months ended March 31, 2000 and 1999.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES
                                     -----------


    Net loss decreased during the three months ended March 31, 2000 when compared to the three months ended March 31, 1999, as total revenues increased and total expenses decreased. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 1999. Interest income decreased due to lower average cash and cash equivalent balances available for investment when compared to 1999.

    Total expenses for the three months ended March 31, 2000 decreased when compared to the three months ended March 31, 1999 with decreases in maintenance, real estate taxes and depreciation expense more than offsetting increases in operating and general and administrative expenses. Maintenance expense decreased in 2000 as payment of an insurance deductible for damage resulting from a December, 1998 fire at Windsor Apartments was charged to maintenance during the first quarter of 1999. Real estate taxes decreased due to abatements and refunds of prior year taxes received by Windsor Apartments. Depreciation expense decreased as fixed asset additions purchased in the previous years became fully depreciated. Operating expenses increased as a result of increases in payroll, insurance and refuse removal costs. General and administrative expenses increased as a result of increased investor communication costs including printing and mailing of quarterly and annual reports.

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



                                         Krupp Realty Limited Partnership-VII
                                         --------------------------------------
                                                     (Registrant)



                                         BY:/s/Wayne H. Zarozny
                                         --------------------------------------
                                         Wayne H. Zarozny
                                         Treasurer and Chief Accounting Officer
                                         of The Krupp Corporation, a General
                                         Partner.




    DATE: May 15, 2000