Form 10-Q
period 2000-06-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 2000-08-14
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark  One)

        x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended           June 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                 to

              Commission File number                       0-14377

                     Krupp Realty Limited Partnership - VII

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




The total number of pages in this document is 9.

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

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               (Unaudited)
                                                 June 30,         December 31,
                                                   2000                1999
                                               -------------       -------------

Multi-family apartment
  complexes, net of accumulated depreciation
  of $14,953,516 and $14,265,488, respectively  $   8,302,694      $  8,809,883
Cash and cash equivalents                            334,961            120,525
Cash restricted for tenant security deposits          27,456             27,256
Replacement reserve escrow                            30,275             72,378
Prepaid expenses and other assets                    411,669            663,021
Deferred expenses, net of accumulated
  amortization of $190,721
  and $171,421, respectively                         124,931            144,234

                                               =============       ============
         Total assets                          $   9,231,986       $  9,837,297
                                               =============       ============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                       $  10,164,953       $ 10,220,052
  Accrued expenses and other liabilities             500,353            625,590
                                               -------------       ------------

         Total liabilities                        10,665,306         10,845,642

Partners' Deficit (Note 2):
  Investor Limited Partners
  (27,184 units understanding)                      (568,516)          (172,633)
  Original Limited Partner                          (547,849)          (525,767)
  General Partners                                  (316,955)          (309,945)
                                               -------------       ------------
         Total Partners' Deficit                  (1,433,320)        (1,008,345)

                                               =============       ============
         Total liabilities and Partners'       $   9,231,986       $  9,837,297
         deficit                               =============       ============




                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP- VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                     For the Three           For the Six
                                     Months Ended            Months Ended
                                       June 30,                June 30,
                                -----------------------  ----------------------
                                    2000        1999        2000        1999
                                -----------  ----------  ----------  ----------
Revenue:
     Rental                     $ 1,039,290  $  962,083  $2,074,302  $1,932,653
     Interest income                  3,693      5,745        8,503      13,946
                                -----------  ----------  ----------  ----------

         Total revenue            1,042,983     967,828   2,082,805   1,946,599
                                -----------  ----------  ----------  ----------
Expenses:

     Operating (Note 3)             252,346     253,434     499,127     483,313
     Maintenance                    103,510     128,806     168,124     222,353
     Real estate taxes               93,494      93,767     204,251     229,967
     General and administrative
     (Note 3)                        66,208      53,785     101,089      78,121
     Management fees (Note 3)        60,587      37,151     115,509      80,143
     Depreciation and
      amortization                  352,793     372,872     707,327     742,815
     Interest                   $   217,868  $  220,150  $  436,324  $  440,840
                                -----------  ----------  ----------  ----------

         Total expenses           1,146,806   1,159,965   2,231,751   2,277,552
                                -----------  ----------  ----------  ----------
Net loss                        $  (103,823) $ (192,137) $ (148,946) $ (330,953)
                                ===========  ==========  ==========  ==========

Allocation of net loss:

     Investor Limited Partners
     (27,184 units outstanding):
         Net loss               $  (102,785)$  (190,216) $ (147,457) $ (327,643)
                                ===========  ==========  ==========  ==========

     Investor Limited Partners,
     Per Unit:
         Net loss               $     (3.78) $    (7.00) $    (5.42) $   (12.05)
                                ===========  ==========  ==========  ==========

     Original Limited Partner
         Net loss                      -           -           -           -
                                ===========  ==========  ==========  ==========

     General Partners:
         Net loss               $    (1,038) $   (1,921) $   (1,489) $   (3,310)
                                ===========  ==========  ==========  ==========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                   For the Six Months Ended
                                                            June 30,
                                               --------------------------------
                                                    2000               1999
                                               -------------       ------------
Cash flows from operating activities:
  Net loss                                     $    (148,946)     $    (330,953)
  Adjustment to reconcile net loss to net
   cash provided by operating activities:
     Interest  earned  on  replacement
     reserve escrow                                     (219)              (460)
     Depreciation and amortization                   707,327            742,815
     Changes in assets and liabilities:
          Increase in restricted cash for
            tenant  security deposits                (27,704)              (322)
          Decrease (increase) in prepaid
            expenses and other assets                251,352            (86,186)
          Decrease in accrued expenses and
            other liabilities                        (95,529)          (107,577)
                                               -------------      -------------

            Net cash provided by
              operating activities                   686,281            217,317
                                               -------------      -------------
Cash flows from investing activities:
     Deposits to replacement reserve escrow          (25,200)           (25,200)
     Withdrawals from replacement
       reserve escrow                                 67,522                151
   Additions to fixed assets                        (180,835)          (194,873)
   Decrease in accrued expenses and other
     liabilities related to fixed assets
     additions                                        (2,204)            (3,500)
                                               -------------      -------------

Net cash provided by (used in)
  investing activities                              (140,717)          (223,422)
                                               -------------      -------------
Cash flows from financing activities:
  Principal payments on mortgage notes payable       (55,099)           (50,583)
     Distributions                                  (276,029)          (276,029)
                                               -------------      -------------

  Net cash used in financing activities             (331,128)          (326,612)
                                               -------------      -------------

Net increase (decrease) in cash and cash
  equivalents                                        214,436           (332,717)

   Cash and cash equivalents, beginning of           120,525            629,483
     period                                    -------------      -------------

Cash and cash equivalents, end of period       $     334,961      $     296,766
                                               =============      =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP- VII AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)      Accounting Policies

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted in this report on form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership"),the disclosures contained in this report are adequate to make the information presented not misleading. See notes to the Consolidated Financial Statement included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

         In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 2000, its results of operation for the three and six months ended June 30,2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999.

         The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)      Changes in Partners' Equity

         A summary of changes in Partners' deficit for six months ended June 30, 2000 is as follows:

                                  Investor    Original               Total
                                  Limited     Limited    General     Partners
                                  Partners    Partners   Partners    Deficit
                                  ---------  ----------  ---------  -----------
         Balance at
            December 31, 1999     $(172,633) $ (525,767) $(309,945) $(1,008,345)


         Distributions             (248,426)    (22,082)    (5,521)    (276,029)


         Net loss                  (147,457)      -         (1,489)    (148,946)

                                  ---------  ----------  ---------  -----------
         Balance at
           June 30, 2000          $(568,516) $ (547,849) $(316,955) $ 1,433,320)
                                  =========  ==========  =========  ===========

Related Party Transactions

         The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of gross receipts from residential properties under management. The Partnership also reimburse affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.

         Amounts accrue or paid to the General Partners' affiliates were as follows:

                                       For the Three           For the Six
                                       Months Ended            Months Ended
                                         June 30,                June 30,
                                  -----------------------  ---------------------
                                      2000        1999       2000       1999
                                  -----------  ----------  ---------- ----------
         Property management fees $    60,587  $   37,151  $  115,509 $   80,143


         Expenses reimbursement        53,947      54,378      95,681     88,345

                                  -----------  ----------  ---------- ----------
         Charged to operations    $   114,534  $   91,529  $  211,190 $  168,488
                                  ===========  ==========  ========== ==========


         Expense reimbursements due from affiliates of $87,200 and $237,015 were included in prepaid expenses and other assets at June 30, 2000 and December 31, 1999, respectively.

             KRUPP REALTY LIMITED PARTNERSHIP- VII AND SUBSIDIARIES

Item 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS  OF  OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The  Partnership's  ability  to  generate cash  adequate  to  meet  its needs is dependent primarily upon the successful operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations capital improvements, debt service and other expenses. Cash flow, calculated under section 8.2 (a) of the Partnership Agreement, will then be if any, as available for distribution to the Partners.

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the levels of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessment. The current annual distribution rate is $18.28 per Unit, and is paid semiannually in February and August.

Operations

The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the three and six months ended June 30, 2000 and 1999.

Net loss decreased during the three and six months ended June 30, 2000 when compared to the three and six months ended June 30, 1999, as total revenues increased and total expenses decreased. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000. Interest income decreased due to lower average cash and cash equivalent balances available for investment when compared to 1999.

Total expenses for the three months ended June 30, 2000 decreased when compared to the three months ended June 30, 1999 with decreases in maintenance and depreciation expenses offset by an increase in general administrative reduced the need for repairs and maintenance in some areas. Depreciation expense expenses. Maintenance expense decreased in 2000 as capital expenditures decreased as fixed asset additions purchased in the previous years become fully depreciated. General and administrative expenses increased as a result of increased investor communication costs including printing and mailing of quarterly and annual reports.

Total expenses for the six months ended June 30, 2000 decreased when compared to the six months ended June 30, 1999 due to the reasons discussed above as well as an increase in operating expenses. Operating expenses increased as a result of increases in utilities, insurance, and refuse removal costs.

             KRUPP REALTY LIMITED PARTNERSHIP- VII AND SUBSIDIARIES

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

Item 3.           Defaults upon Senior Securities
                  Response:  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  Response:  None

Item 5.           Other information
                  Response:  None

Item 6.           Exhibits and Reports on Form 8-K
                  Response:  None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.
                                          Krupp Realty Limited Partnership - VII
                                          --------------------------------------
                                                      (Registrant)

                                         BY:  /s/ Wayne H Zarozny
                                         ---------------------------------------
                                         Wayne H. Zarozny
                                         Treasurer and Chief Accounting
                                         Officer of the Krupp Corporation,
                                         a General Partner.

DATE: August 14, 2000