Form 10-Q
period 2000-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 2000-11-14
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                              --------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------   ----------------------

         Commission File number       0-14377
                               ------------------------

                      Krupp Realty Limited Partnership-VII
--------------------------------------------------------------------------------

Massachusetts                                               04-2842924
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                    02108
-----------------------------------------      ---------------------------------
(Address of principal executive                           (Zip code)
offices)

                                 (617) 523-7722
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes         X            No
                                          ------------        ------------


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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              (Unaudited)
                                             September 30,   December 31,
                                                 2000           1999
                                             ------------   -------------

Multi-family apartment complexes,
 net of accumulated depreciation of
 $15,295,488 and $14,265,488, respectively   $  8,054,215   $   8,809,883
Cash and cash equivalents                         185,957         120,525
Cash restricted for tenant security deposits       55,116          27,256
Replacement reserve escrow                         56,445          72,378
Prepaid expenses and other assets                 606,765         663,021
Deferred expenses, net of accumulated
 amortization of $200,370 and $171,421,
 respectively                                     115,285         144,234
                                             ------------   -------------
         Total assets                        $  9,073,783   $   9,837,297
                                             ============   =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
 Mortgage notes payable                      $ 10,136,507   $  10,220,052
 Accrued expenses and other liabilities           703,859         625,590
                                             ------------   -------------

         Total liabilities                     10,840,366      10,845,642
                                             ------------   -------------
Partners' deficit (Note 2):
 Investor Limited Partners
  (27,184 units outstanding)                     (873,603)       (172,633)
 Original Limited Partner                        (569,931)       (525,767)
 General Partners                                (323,049)       (309,945)
                                             ------------   -------------

         Total partners' deficit               (1,766,583)     (1,008,345)
                                             ------------   -------------
         Total liabilities and partners'
          deficit                            $  9,073,783   $   9,837,297
                                             ============   =============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  For the Three            For the Nine
                                  Months Ended             Months Ended
                                  September 30,            September 30,
                            ------------------------  ------------------------
                            -----------  -----------  -----------  -----------
                                2000        1999          2000         1999
                            -----------  -----------  -----------  -----------
Revenue:
  Rental                    $ 1,046,455  $ 1,006,136  $ 3,120,757  $ 2,938,789
  Interest income                 2,546        2,165       11,049       16,111
                            -----------  -----------  -----------  -----------

         Total revenue        1,049,001    1,008,301    3,131,806    2,954,900
                            -----------  -----------  -----------  -----------
Expenses:
  Operating (Note 3)            270,530      256,714      769,655      740,027
  Maintenance                    72,144       48,796      240,268      271,149
  Real estate taxes             108,937       97,617      313,188      327,584
  General and administrative
      (Note 3)                   50,861       50,221      151,950      128,342
  Management fees (Note 3)       34,878       35,135      150,387      115,278
  Depreciation and
   amortization                 351,620      400,725    1,058,949    1,143,540
  Interest                      217,265      219,597      653,589      660,437

                            -----------  -----------  -----------  -----------

         Total expenses       1,106,235    1,108,805    3,337,986    3,386,357
                            -----------  -----------  -----------  -----------
Net loss                    $   (57,234) $  (100,504) $  (206,180) $  (431,457)
                            ===========  ===========  ===========  ===========

Allocation of net loss:

 Investor Limited Partners
  (27,184 units outstanding):
     Net loss               $  (56,662)  $   (99,499) $  (204,118) $  (427,142)
                            ===========  ===========  ===========  ===========

 Investor Limited Partners,
 Per Unit:
     Net loss               $     (2.08) $     (3.66) $     (7.51) $    (15.71)
                            ===========  ===========  ===========  ===========

 Original Limited Partner
     Net loss               $     -      $      -     $      -     $      -
                            ===========  ===========  ===========  ===========

 General Partners
     Net loss               $      (572) $    (1,005) $    (2,062) $    (4,315)
                            ===========  ===========  ===========  ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                            For the Nine Months Ended
                                                  September 30,
                                            -------------------------
                                                2000          1999
                                            -----------   -----------
Cash flows from operating activities:
  Net loss                                  $  (206,180)  $  (431,457)
  Adjustment to reconcile net loss to net
   cash provided by operating activities:
     Interest earned on replacement reserve
      escrow                                       (219)         (782)
     Depreciation and amortization            1,058,949     1,143,540
     Changes in assets and liabilities:
       Increase in restricted cash for
        tenant security deposits                (27,860)         (487)
       Decrease (increase) in prepaid
        expenses and other assets                56,256      (291,040)
       Increase in accrued expenses and
        other liabilities                        80,473       176,669
                                            -----------   -----------
            Net cash provided by operating
             activities                         961,419       596,443
                                            -----------   -----------

Cash flows from investing activities:

  Deposits to replacement reserve escrow        (51,370)      (37,800)
  Withdrawals from replacement reserve
   escrow                                        67,522           311
  Additions to fixed assets                    (274,332)     (522,755)
  Decrease in accrued expenses and other
   liabilities related to fixed asset
   additions                                     (2,204)       (3,500)
                                            -----------   -----------
            Net cash used in investing
             activities                        (260,384)     (563,744)
                                            -----------   -----------

Cash flows from financing activities:

   Principal payments on mortgage notes
    payable                                     (83,545)      (76,697)
   Distributions                               (552,058)     (552,060)
                                            -----------   -----------
            Net cash used in financing
             activities                        (635,603)     (628,757)
                                            -----------   -----------

Net increase (decrease) in cash and cash
 equivalents                                     65,432      (596,058)

Cash and cash equivalents, beginning of
 period                                         120,525       629,483
                                            -----------   -----------
Cash and cash equivalents, end of period    $   185,957   $    33,425
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

In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 2000, its results of operation for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)      Changes in Partners' Deficit

A summary of changes in Partners' deficit for nine months ended September 30, 2000 is as follows:

                          Investor      Original                     Total
                          Limited       Limited       General        Partners'
                          Partners      Partner       Partners       Deficit
                         -----------   -----------   -----------   ------------
Balance at
  December 31, 1999      $  (172,633)  $  (525,767)  $  (309,945)  $ (1,008,345)

Distributions               (496,852)      (44,164)      (11,042)      (552,058)

Net loss                    (204,118)         -           (2,062)      (206,180)
                         -----------   -----------   -----------   ------------
Balance at
  September 30, 2000     $  (873,603)  $  (569,931)  $  (323,049)  $ (1,766,583)
                         ===========   ===========   ===========   ============

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

Amounts accrued or paid to the General Partners' affiliates were as follows:

                               For the Three              For the Nine
                               Months Ended               Months Ended
                               September 30,              September 30,
                         -------------------------   --------------------------
                         -----------   -----------   -----------   ------------
                             2000          1999          2000          1999
                         -----------   -----------   -----------   ------------

Property management fees $    34,878   $    35,135   $   150,387   $    115,278

Expenses reimbursement        53,877        54,606       149,558        142,951
                         -----------   -----------   -----------   ------------
Charged to operations    $    88,755   $    89,741   $   299,945   $    258,229
                         ===========   ===========   ===========   ============


Expense reimbursements due from affiliates of $191,848 and $237,015 were included in prepaid expenses and other assets at September 30, 2000 and December 31, 1999, respectively.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements. Liquidity and Capital Resources

The  Partnership's  ability  to  generate  cash  adequate  to meet its  needs is dependent primarily upon the successful operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service and other expenses. Cash Flow, if any, as calculated under section 8.2 (a) of the Partnership Agreement, will then be available for distribution to the Partners.

Over the past several years real estate markets in general have improved, and the General Partners feel this is an opportune time to formulate a liquidation strategy for the Partnership. As such, the General Partners intend to begin the process of more thoroughly assessing the property sales market in the Partnership's market areas and developing a disposition strategy which will yield the highest value to investors through an efficient and orderly liquidation of the Partnership. In keeping with this strategy, the General Partners intend to refinance mortgage loans which mature in the next 6 months with financing that leaves flexibility for the property sales.

Assuming market conditions do not change, the assessment of the property sales market is consistent with the General Partners' expectations, and an acceptable disposition plan can be implemented the General Partners expect to complete the liquidation process over the next 15 months. However, there can be no assurance that such a liquidation will occur, or what amounts may be realized by the Partnership.

The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the level of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessment. The current annual distribution rate is $18.28 per Unit, and is paid semiannually in February and August.

Operations

The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the three and nine months ended September 30, 2000 and 1999.

Net loss decreased during the three and nine months ended September 30, 2000 when compared to the three and nine months ended September 30, 1999, as total revenue increased and total expenses decreased. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000. Interest income decreased during the nine months ended September 30, 2000 due to a lower average cash and cash equivalent balances available for investment when compared to 1999.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

Total expenses for the three months ended September 30, 2000 decreased when compared to the three months ended September 30, 1999. Depreciation expense decreased as fixed asset additions purchased in the previous years became fully depreciated. Operating expenses increased as a result of increases in leasing, utilities, insurance, and rubbish removal costs. Maintenance expenses for the third quarter in 1999 were significantly lower than the same period in 2000 due to a reclassification of expenses resulting from the December 1998 fire at Windsor Apartments to an insurance receivable.

Total expenses for the nine months ended September 30, 2000 decreased when compared to the nine months ended September 30, 1999 due to reasons discussed above as well as a decrease in maintenance expenses. Maintenance expenses decreased in 2000 as capital expenditures reduced the need for repairs and maintenance in some areas.

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

                                       Krupp Realty Limited Partnership-VII
                                       ----------------------------------------
                                                    (Registrant)

                                       BY:  /s/ Wayne H. Zarozny
                                       ----------------------------------------
                                       Wayne H. Zarozny
                                       Treasurer and Chief Accounting
                                       Officer of The Krupp Corporation,
                                       a General Partner


DATE:  November 14, 2000