Form 10-K
period 2000-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 2001-04-02
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

     FORM 10-K

(Mark One)

    X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended            December 31, 2000
                                    -------------------------------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from                   to
                                         ----------------      ---------------

                         Commission File number 0-14377
                                                -------

                      Krupp Realty Limited Partnership-VII
-------------------------------------------------------------------------------

Massachusetts                                         04-2842924
-------------------------------      ------------------------------------------
(State or other jurisdiction of            (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                02108
----------------------------------------      ------------------------------
(Address of principal executive                        (Zip code)
offices)

(Registrant's telephone number, including area code)          (617) 523-7722
                                                    ---------------------------

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

                              Yes         X             No
                                   ----------------         -----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting securities held by non-affiliates: Not
                                                                    Applicable.

Documents incorporated by reference: Part IV, Item 14.

The exhibit index is located on pages 12-13.

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

ITEM 1.       BUSINESS
------

     Krupp Realty Limited Partnership-VII ("KRLP-VII") was formed on August 21, 1984 by filing a Certificate of Limited Partnership in the Commonwealth of Massachusetts. KRLP-VII issued all of the General Partner Interests to two General Partners, The Krupp Corporation, a Massachusetts corporation, and The Krupp Company Limited Partnership-II, a Massachusetts limited partnership. KRLP-VII also issued all of the Original Limited Partner Interests to The Krupp Company Limited Partnership-II. On November 2, 1984, KRLP-VII commenced an offering of up to 40,000 units of Investor Limited Partner Interest (the "Units") for $1,000 per Unit. The public offering was closed on April 25, 1986, at which time 27,184 Units had been sold. For additional details, see Note A to Consolidated Financial Statements included in Item 8 (Appendix A) of this report. The primary business of KRLP-VII is to invest in, operate, refinance and ultimately dispose of a diversified portfolio of residential real estate. KRLP-VII considers itself to be engaged in only one industry segment, investment in real estate.

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

     On March 31, 1994, the General Partners formed Windsor Partners Limited Partnership ("Windsor L.P.") as a prerequisite for the refinancing of Windsor Apartments. At the same time, the General Partners transferred ownership of the property to Windsor L.P. In exchange for the property, KRLP-VII received 99% Limited Partnership interest in Windsor L.P. The General Partner of Windsor L.P. is ST. Windsor Corporation, which has a 1% interest in Windsor L.P. and is 100% owned by KRLP-VII.

     KRLP-VII, Realty-VII and Windsor L.P. are collectively known as Krupp Realty Limited Partnership-VII and Subsidiaries (collectively referred to herein as the "Partnership").

     On January 30, 1998, the Partnership sold Nora Corners Shopping Center ("Nora Corners"), a shopping center containing 89,432 leasable square feet, located in Indianapolis, Indiana, to unaffiliated third parties (see Note E to Consolidated Financial Statements, included in Item 8 (Appendix A) of this report).

     The Partnership's real estate investments are subject to some seasonal fluctuations due to changes in utility consumption and seasonal maintenance expenditures. However, the future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the Partnership's real estate investments are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs, government regulations, and federal and state income tax laws. The requirements for compliance with federal, state and local regulations to date have not had an adverse affect on the Partnership's operations, and no adverse affect therefrom is anticipated in the future.

     The Partnership's investments in real estate are also subject to such risks as (i) competition from existing and future projects held by other owners in the locations of the Partnership's properties, (ii) fluctuations in rental income due to changes in occupancy levels, (iii) possible adverse changes in mortgage interest rates, (iv) possible adverse changes in general economic and local conditions, such as competitive over-building, increases in unemployment, or adverse changes in real estate zoning laws, (v) possible future adoption of rent control legislation which would not permit the full amount of increased costs to be passed on to tenants in the form of rent increases, and (vi) other circumstances over which the Partnership may have little or no control.

     As of December 31, 2000, the Partnership did not employ any personnel.

ITEM 2.       PROPERTIES
------

     As of December 31, 2000, the Partnership had leveraged investments in two apartment complexes having an aggregate of 524 units.

     A summary of the Partnership's real estate investments as of December 31, 2000 is presented below. Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                            Average Occupancy For the Year Ended
                                                        December 31,
                                            ------------------------------------
                          Year of      Total
       Description        Acquisition  Units  2000   1999   1998   1997   1996
------------------------  ----------- ------ ------ ------ ------ ------ ------

Courtyards Village East
Apartments
Naperville, Illinois       1985          224    95%    95%    97%    97%    98%

Windsor Apartments
Garland, Texas             1984          300    95%    96%    97%    96%    96%
                                      ------

                                         524  Units
                                      ======



ITEM 3.       LEGAL PROCEEDINGS
------

     There are no material pending legal proceedings to which the Partnership is a party or of which any of its property is the subject.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

     None.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS
------

     The transfer of Units is subject to certain limitations contained in the Partnership Agreement. There is no public market for the Units and it is not anticipated that any such public market will develop.

     The number of Investor Limited Partners as of December 31, 2000 was approximately 1,365.

     One of the objectives of the Partnership is to generate cash available for distribution. The Partnership discontinued distributions during 1989 due to insufficient operating Cash Flow. In 1994, however, the General Partners determined that there was sufficient Cash Flow to reinstate distributions. These distributions commenced in August 1994 at a rate of $5.00 per Unit and thereafter were paid semiannually at an annual rate of $20.00 per Unit through 1998. In 1999 and thereafter the semiannual distributions were reduced to an annual rate of $18.28 per Unit.

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

     The Partnership made the following distributions to its Partners during the years ended December 31, 2000 and 1999:

                                               Year Ended December 31,
                                      ------------------------------------------
                                               2000                1999
                                      --------------------  --------------------
                                        Amount   Per Unit     Amount   Per Unit
                                      ---------- ---------  ---------- ---------
Limited Partners:
     Investor Limited Partners
         (27,184 Units outstanding)   $  496,852 $  18.28    $ 496,853 $  18.28

     Original Limited Partner             44,164                44,165

General Partners                          11,042                11,041
                                      ----------             ---------

                                      $  552,058             $ 552,059
                                      ==========             =========


ITEM 6.       SELECTED FINANCIAL DATA
------

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

                             2000       1999      1998       1997       1996
                          ---------- ---------- ---------- ---------- ----------

Total revenue             $4,202,751 $3,997,617 $3,989,189 $4,795,059 $4,688,515

Income (loss) before gain
   on sale of property      (279,488)  (549,227)  (298,630)  (151,137)    10,513

Gain on sale of property         -          -      676,316         -          -

Net income (loss)           (279,488)  (549,227)   377,686   (151,137)    10,513

Net income (loss)
  allocated to:

     Investor Limited
       Partners             (276,693)  (543,735)   373,909   (149,626)     9,462
         Per Unit             (10.18)    (20.00)     13.75      (5.50)      0.35

     Original Limited
       Partner                    -          -          -          -         841

     General Partners         (2,795)    (5,492)     3,777     (1,511)       210

Total assets at
   December 31,            8,985,092  9,837,297 10,974,526 17,995,610 16,855,594

Long-term obligations at
   December 31,            5,028,109 10,108,246 10,220,786 14,345,624 12,366,197

Distributions:

     Investor Limited
       Partners              496,852    496,853  2,885,312    543,679    543,679
         Per Unit              18.28      18.28     106.14      20.00      20.00

     Original Limited
       Partner                44,164     44,165     48,327     48,327     48,327

     General Partners         11,042     11,041     35,460     12,082     12,082


Operating results for the periods presented are not comparable due to the sale of Nora Corners on January 30, 1998.

The per Unit distributions for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 were $18.28, $18.28, $106.14, $20.00, and $20.00, respectively, of which $86.14 in 1998 represented a return of capital.

Prior performance of the Partnership is not necessarily indicative of future operations.

ITEM 7.
-------
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

     The Partnership's ability to generate cash adequate to meet its needs is dependent primarily upon the operations of its real estate investments. Such ability would also be impacted by the future availability of bank borrowings and the future refinancing and sale of the Partnership's remaining real estate investments. These sources of liquidity will be used by the Partnership for payment of expenses related to real estate operations, capital improvements, debt service, and other expenses. Cash Flow, if any, as calculated under Section 8.2(a) of the Partnership Agreement, will then be available for distribution to the Partners. In August 1994, the Partnership began making distributions at a rate of $5.00 per Unit which increased in February 1995 to a rate of $20.00 per Unit. Additionally, the Partnership made special capital distributions in 1998 totaling $86.14 per Unit based on the remaining proceeds of the sale of Nora Corners. Distributions of net cash proceeds from capital transactions are allocated in accordance with the Partnership Agreement (as described in Note H to the consolidated financial statements included in Item 8 (Appendix A) of this report). Due to the special capital distributions as a result of the sale of Nora Corners, and the subsequent decrease in the Investor Limited Partners' Capital, the semiannual distributions were adjusted in 1999 to $18.28 per Unit, beginning with the distribution payable in February 1999.

     Over the past several years, real estate markets in general have improved, and the General Partners feel it is an opportune time to formulate a liquidation strategy for the Partnership. As such, the General Partners intend to begin the process of more thoroughly assessing the property sales market in the Partnership's market areas and developing a disposition strategy which will yield the highest value to investors through an efficient and orderly liquidation of the Partnership. In keeping with this strategy, the General Partners intend to refinance mortgage loans which mature in the next 6 months with financing that leaves flexibility for the property sales.

     Assuming market conditions do not change, the assessment of the property sales market is consistent with the General Partners' expectations, and an acceptable disposition plan can be implemented, the General Partners expect to complete the liquidation process over the next 12 months. However, there can be no assurance that such a liquidation will occur, or what amounts may be realized by the Partnership.

     The General Partners are in the process of negotiating an extension of the mortgage note payable on Windsor Apartments. It is anticipated that the note will be extended under terms substantially similar to the current terms.

     On January 30, 1998, the General Partners sold Nora Corners to unaffiliated third parties. The property was included in a package with thirteen other properties owned by affiliates of the General Partners. The total selling price of the fourteen properties was $138,000,000, of which the Partnership received $6,604,300 for the sale of its property, less the payoff of the mortgage note and its share of the closing costs of $224,512 (see Note E to Consolidated Financial Statements included in Item 8 (Appendix A) of this report).

     On July 30, 1997, the Partnership successfully completed the refinancing of the Courtyards Village East Apartments ("Courtyards Village") mortgage note. The $5,280,000 note bears interest at an annual rate of 7.88%, requires equal monthly principal and interest installments of $38,302, and matures on August 1, 2007. Net refinancing proceeds of approximately $1,860,000 provided additional liquidity to fund capital improvements at the Partnership's properties, Courtyards Village and Windsor Apartments.

     In order to remain competitive in their respective markets, the Partnership's properties spent approximately $362,000 for fixed assets in 2000. During 2001, the Partnership's properties intend to spend approximately $507,000 for fixed assets with an emphasis in areas that will improve the return in the event of a liquidation. These expenditures will be primarily funded from cash generated from property operations. These improvements include interior and exterior enhancements, installation of sprinkler system, pavement improvement, and roofing at Windsor Apartments.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either asset or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Partnership beginning January 1, 2001. The Partnership did not hold any derivative instruments at December 31, 2000, and as such, the Partnership does not expect this pronouncement to have a significant impact on the Partnership's financial statements.

Operations

     The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the years ended December 31, 2000, 1999 and 1998. The sale of Nora Corners on January 30, 1998, significantly impacts the comparability of the Partnership's operations for the years ended December 31, 1999 and 1998.

2000 compared to 1999

     Net loss decreased in 2000 when compared 1999 as total revenue increased and total expenses decreased. The increase in total revenue is primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000. Interest income decreased in 2000 due to a lower average cash and cash equivalent balances available for investment when compared to 1999.

     Total expenses for 2000 decreased when compared to 1999. Depreciation expense decreased as fixed asset additions purchased in the previous years became fully depreciated. Maintenance expenses decreased in 2000 as capital expenditures reduced the need for repairs and maintenance in some areas. Operating expenses increased primarily as a result of increases in leasing, utilities, and insurance costs.

1999 compared to 1998

     Net income, net of Nora Corners' activity, decreased in 1999 when compared to 1998 as increases in total expenses more than offset increases in total revenue.

     In comparing 1999 to 1998, the increase in rental revenue is attributable to residential rental rate increases implemented at Courtyards and Windsor Apartments. However this was substantially offset by decreases in interest income due to lower average cash and cash equivalent balances available for investment, resulting from the sale of Nora Corners.

     Total expenses increased when compared to 1998, primarily due to increases in operating expenses, real estate taxes, general and administrative, and depreciation expense. Operating expense increased in 1999 as a result of an increase in workmen's compensation expense over 1998 due to a favorable adjustment to the liability and workmen's compensation reserve in 1998 as a result of favorable claim experience. Real estate tax expense increased as a result of a reassessment of Windsor Apartments' property value in 1998 by the local taxing authority. General and administrative expenses increased due to higher expenses incurred in connection with preparation and mailing of Partnership reports and other investor communication. Depreciation expense increased in conjunction with increased capital improvements completed at Courtyards Village, particularly the rehab of eleven apartments during the first quarter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

     The Partnership's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Partnership manages its market risk by matching projected cash inflows from operating activities, investing activities and financing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. All of the Partnership's debt (maturing at various times through 2007) has a fixed interest rate, which minimizes the interest rate risk.

     If market rates of interest increase by ten percent, the fair value of the Partnership's total outstanding debt would decrease by approximately $193,000. If market rates of interest decrease by ten percent, the fair value of the Partnership's total outstanding debt would increase by approximately $201,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

     The financial statements and supplementary data are listed in the Index to Financial Statements and Financial Statement Schedule appearing on Page F-2 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ------- AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-VII, and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-VII, is as follows:

             Name and Age                  Position with The Krupp Corporation

             Douglas Krupp (54)            Co-Chairman of the Board
             George Krupp (56)             Co-Chairman of the Board
             Frank Apeseche (43)           President
             David C. Quade (57)           Treasurer and Executive Vice

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

     Frank Apeseche is the President of The Berkshire Group. Mr. Apeseche joined The Berkshire Group in 1986. He served as Chief Financial Officer and Chief Planning Officer from 1992 to 1995. Mr. Apeseche was the founding Managing Partner of BG Affiliates, a private equity investment firm. Prior to joining The Berkshire Group he served as a manager with Andersen Consulting where he specialized in providing technology solutions to Fortune 500 clients. Mr. Apeseche received a BA with distinction from Cornell University and an MBA with Honors from the University of Michigan.

     David C. Quade is the Treasurer and Executive Vice President of The Berkshire Group. Mr. Quade joined The Berkshire Group in 1998. Prior to joining The Berkshire Group, he was a Principal and Executive V.P./CFO at Leggat McCall Properties for eighteen years. At Leggatt McCall, Mr. Quade had extensive experience in business strategic planning, financial workouts, funds management, and corporate financing regarding asset management. Prior to that, Mr. Quade worked in senior financial capacities for two NYSE companies, North American Mortgage Investors and Equitable Life Mortgage & Realty Investors, and he also worked at Coopers & Lybrand. He has a P.A.P. from the Northwestern University Graduate School of Business, and a B.S. degree and a Master's degree in Business Administration from Central Michigan University.


ITEM 11.      EXECUTIVE COMPENSATION
-------

     The Partnership has no directors or executive officers.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

     As of February 15, 2001, beneficial owners of record owning more than 5% of the Partnership's 27,184 outstanding Units were as follows:

 Title            Name and Address        Amount and Nature           Percent
  of                   Of                       Of                      of
 Class            Beneficial Owner       Beneficial Ownership          Class
------------- -------------------------- -------------------      --------------
 Investor       Equity Resources Group,
 Limited        Incorporated
 Partner Units  14 Story Street
                Cambridge, MA 02138       1,664.00 Units (1)           6.12%

 Investor       Madison Avenue Investment
 Limited        Partners, LLC
 Partner Units  P.O. Box 7533
                Incline Village, NV 89452 1,396.90 Units (2)(3)        5.14%

 Investor       First Equity Realty, LLC
 Limited        555 Fifth Avenue,
 Partner Units  9th Floor
                New York, NY 10017        1,396.90 Units (2)(4)        5.14%

 Investor       The Harmony Group II, LLC
 Limited        P.O. Box 7533
 Partner Units  Incline Village, NV 89452 1,396.90 Units (2)(5)        5.14%

 Investor       Ronald M. Dickerman
 Limited        555 Fifth Avenue,
 Partner Units  9th Floor
                New York, NY 10017        1,396.90 Units (2)(6)        5.14%

 Investor       Bryan E. Gordon
 Limited        P.O. Box 7533
 Partner Units  Incline Village, NV 89542 1,396.90 Units (2)(7)        5.14%

(1) According to the statement on Schedule 13D originally filed on April 3, 1996 by Equity Resources Group, Incorporated, Equity Resource Cambridge Fund Limited Partnership, Equity Resource General Fund Limited Partnership, Equity Resource Brattle Fund Limited Partnership, Equity Resource Fund XV Limited Partnership, Equity Resource Fund XVI Limited Partnership, Equity Resource Fund XVII Limited Partnership, Equity Resource Fund XVIII Limited Partnership, Equity Resource Fund XIX Limited Partnership, James E. Brooks, Mark S.Thompson and Eggert Dagbjartsson, as amended by Amendment No. 1 thereto dated December 12, 1996 and Amendment No. 2 thereto dated April 21, 1997, Equity Resources Group, Incorporated, James E. Brooks, Mark S. Thompson and Eggert Dagbjartsson, in their capacities as General Partners of each of Equity Resource Cambridge Fund Limited Partnership, Equity Resource General Fund Limited Partnership, Equity Resource Brattle Fund Limited Partnership, Equity Resource Fund XV Limited Partnership, Equity Resource Fund XVI Limited Partnership, Equity Resource Fund XVII Limited Partnership, Equity Resource Fund XVIII Limited Partnership and Equity Resource Fund XIX Limited Partnership, respectively, share the power to vote or direct the vote and to dispose of or direct the disposition of 1,664 units.

(2) According to the statement on Schedule 13G originally filed on February 9, 2000 (the "Madison Schedule 13G"), by Madison Avenue Investment Partners, LLC ("MAIP"), First Equity Realty, LLC ("First Equity"), The Harmony Group II, LLC ("Harmony Group"), Ronald M. Dickerman and Bryan E. Gordon
     (collectively, the "Reporting Persons"), each of MAIP, First Equity, Harmony Group and Reporting Persons may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act. According to the Madison Schedule 13G, MAIP is the controlling person of various entities which are the nominee owners of, or the successors by merger to the assets of nominee owners of, Limited Partner Interest (the "Units") of the Issuer. As stated in the Madison Schedule 13G, these nominees, none of which beneficially own 5% or more of the Units, are ISA Partnership Liquidity Investors, Madison/AG Partnership Value Partners III and Cobble Hill Investments, LP.


     According to the Madison Schedule 13G, the controlling members of MAIP are The Harmony Group II, LLC, a Delaware limited liability company of which Bryan E. Gordon is the Managing Member, and First Equity Realty, LLC, a New York limited liability company of which Ronald M. Dickerman is the Managing Member.

(3) According to the Madison Schedule 13G, Madison Avenue Investment Partners, LLC has sole voting and dispositive power with respect to 1,396.90 units of the Partnership.

(4) According to the Madison Schedule 13G, First Equity Realty, LLC has shared voting and dispositive power with respect to 1,396.90 units of the Partnership.

(5) According to the Madison Schedule 13G, The Harmony Group II, LLC has shared voting and dispositive power with respect to 1,396.90 units of the Partnership.

(6) According to the Madison Schedule 13G, Ronald M. Dickerman has shared voting and dispositive power with respect to 1,396.90 units of the Partnership.

(7) According to the Madison Schedule 13G, Bryan E. Gordon has shared voting and dispositive power with respect to 1,396.90 units of the Partnership.

The only interests held by management or its affiliates consist of its General Partner and Original Limited Partner Interests.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

     The Partnership does not have any directors, executive officers or nominees for election as director. Please see Note I to the Consolidated Financial Statements (Appendix A).

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ------- ON FORM 8-K

(a)      1.   Consolidated  Financial  Statements - see Index to Consolidated
              Financial  Statements and Schedule included under Item 8(Appendix
              A), on page F-2 to this report.

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


(c)      Reports on Form 8-K

         During the last quarter of the year ended December 31, 2000, the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                      Krupp Realty Limited Partnership-VII
                      ----------------------------------------------------
                                   (Registrant)

                  BY: The Krupp Corporation, a General Partner
                      ----------------------------------------------------

                  BY:  /s/ Douglas Krupp
                      ----------------------------------------------------
                      Douglas Krupp
                      Co-Chairman (Principal Executive Officer) and Director of The Krupp Corporation

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 30th day of March 2001.

Signatures                                Titles



/s/ Douglas Krupp                         Co-Chairman (Principal Executive
----------------------------------------- Officer) and Director of The Krupp
Douglas Krupp                             Corporation, a General Partner.


/s/ George Krupp                          Co-Chairman (Principal Executive
----------------------------------------- Officer) and Director of the Krupp
George Krupp                              Corporation, a General Partner.


/s/ Frank Apeseche                        President of the Krupp Corporation,
----------------------------------------- a General Partner.
Frank Apeseche


/s/ David Quade                           Treasurer (Principal Financial and
----------------------------------------- Accounting Officer) of the Krupp
David Quade                               Corporation, a General Partner.

                                   APPENDIX A

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES















                  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 OF FORM 10-K

               ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 2000

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants                                           F-3


Consolidated Balance Sheets
at December 31, 2000 and December 31, 1999                                  F-4


Consolidated Statements of Operations
for the Years Ended December 31, 2000, 1999 and 1998                        F-5


Consolidated Statements of Changes in Partners' Equity (Deficit)
for the Years Ended December 31, 2000, 1999 and 1998                        F-6


Consolidated Statements of Cash Flows
for the Years Ended December 31, 2000, 1999 and 1998                        F-7

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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Krupp Realty Limited Partnership-VII and Subsidiaries:


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 19, 2001

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                                     -------

                                     ASSETS

                                                2000               1999
                                          ---------------    ---------------
Multi-family apartment complexes,
  net of accumulated depreciation
  of $15,671,250 and $14,265,488,
  respectively (Note F)                       $ 7,766,297        $ 8,809,883
Cash and cash equivalents (Note C)                456,851            120,525
Cash restricted for tenant security
  deposits                                         27,800             27,256
Replacement reserve escrow (Note F)                56,043             72,378
Due from affiliates (Note I)                       31,115            237,015
Prepaid expenses and other assets                 476,014            426,006
Investment in securities                           65,340                 -
Deferred expenses, net of accumulated
  amortization of $210,020 and
  $171,421, respectively                          105,632            144,234
                                          ---------------    ---------------
         Total assets                         $ 8,985,092        $ 9,837,297
                                          ===============    ===============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Mortgage notes payable (Notes E
       and F)                                $ 10,107,446       $ 10,220,052
     Accrued expenses and other
       liabilities (Note G)                       717,537            625,590
                                          ---------------    ---------------
         Total liabilities                     10,824,983         10,845,642

Commitment (Note H)

Partners' deficit (Note H):

     Investor Limited Partners
      (27,184 Units outstanding)                 (946,178)          (172,633)
     Original Limited Partner                    (569,931)          (525,767)
     General Partners                            (323,782)          (309,945)
                                          ---------------    ---------------

         Total partners' deficit               (1,839,891)        (1,008,345)
                                          ---------------    ---------------
         Total liabilities and
            partners' deficit                 $ 8,985,092        $ 9,837,297
                                          ===============    ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 1999 and 1998


                                            2000          1999         1998
                                         -----------   -----------  -----------
Revenue:
     Rental                              $ 4,184,217   $ 3,970,170  $ 3,853,006
     Interest income (Note C)                 18,534        27,447      136,183
                                         -----------   -----------  -----------

         Total revenue                     4,202,751     3,997,617    3,989,189
                                         -----------   -----------  -----------

Expenses:
     Operating (Notes E and I)             1,045,932     1,010,972      964,827
     Maintenance                             321,259       341,331      331,021
     Real estate taxes                       418,345       428,806      360,747
     General and administrative (Note I)     197,064       176,664      118,755
     Management fees (Note I)                185,038       157,467      172,873
     Depreciation and amortization         1,444,361     1,552,134    1,421,027
     Interest (Note F)                       870,240       879,470      918,569
                                         -----------   -----------  -----------

         Total expenses                    4,482,239     4,546,844    4,287,819

Loss before gain on sale of property        (279,488)     (549,227)    (298,630)

Gain on sale of property (Note E)                 -             -       676,316
                                         -----------   -----------  -----------

Net income (loss) (Note J)               $  (279,488)  $  (549,227) $   377,686
                                         ===========   ===========  ===========

Allocation of net income (loss) (Note H):

     Investor Limited Partners
       (27,184 Units outstanding):
         Loss before gain on sale of
           property                      $  (276,693)  $  (543,735) $  (295,644)
         Gain on sale of property                 -             -       669,553
                                         -----------   ----------- ------------
         Net income (loss)               $  (276,693)  $  (543,735) $   373,909
                                         ===========   =========== ============

     Investor Limited Partners, Per Unit:
         Loss before gain on sale of
           property                      $    (10.18)  $    (20.00) $    (10.88)
         Gain on sale of property                 -             -         24.63
                                         -----------   -----------  -----------
         Net income (loss)               $    (10.18)  $    (20.00) $     13.75
                                         ===========   ===========  ===========

     Original Limited Partner:
         Loss before gain on sale of
           property                      $        -    $       -    $        -
         Gain on sale of property                 -            -             -
                                         -----------   -----------  -----------
         Net income (loss)               $        -    $       -    $        -
                                         ===========   ===========  ===========

     General Partners:
         Loss before gain on sale of
           property                      $    (2,795)  $    (5,492) $    (2,986)
         Gain on sale of property                 -             -         6,763
                                         -----------   -----------  -----------
         Net income (loss)               $    (2,795)  $    (5,492) $     3,777
                                         ===========   ===========  ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                  Total
                      Investor      Original                      Partners'
                      Limited       Limited        General        (Deficit)
                      Partners      Partner        Partners       Equity
                     -------------  -------------  -------------  --------------

Balance at
   December 31, 1997 $   3,379,358  $    (433,275) $    (261,729) $   2,684,354

Net income                 373,909             -           3,777        377,686

Distributions           (2,885,312)       (48,327)       (35,460)    (2,969,099)
                     ------------- --------------- -------------  --------------
                           867,955       (481,602)      (293,412)        92,941
Balance at
   December 31, 1998

Net loss                  (543,735)            -          (5,492)      (549,227)

Distributions             (496,853)       (44,165)       (11,041)      (552,059)
                     ------------- --------------- -------------  --------------
                          (172,633)      (525,767)      (309,945)    (1,008,345)
Balance at
   December 31, 1999

Net loss                  (276,693)            -          (2,795)      (279,488)

Distributions             (496,852)       (44,164)       (11,042)      (552,058)
                     ------------- --------------- ------------- ---------------

Balance at
   December 31, 2000 $    (946,178) $    (569,931) $    (323,782) $  (1,839,891)
                     ============= =============== ============= ===============


The per Unit distributions for each of the years ended December 31, 2000, 1999 and 1998 was $18.28, $18.28 and $106.14, respectively, of which $0, $0 and $86.14 represented a return of capital, respectively.













               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998
`

                                            2000        1999        1998
                                         ----------  ----------  ----------

Cash flows from operating activities:
   Net income (loss)                     $ (279,488) $ (549,227) $  377,686
    Adjustments to reconcile net income
      (loss) to net cash provided by
       operating activities:
   Interest earned on replacement
     reserve escrow                            (787)     (1,023)       (160)
   Depreciation and amortization          1,444,361   1,552,133   1,421,027
   Gain on sale of property                      -           -     (676,316)
   Changes in assets and liabilities:
     Increase in restricted cash for
        tenant security deposits               (544)       (650)       (626)
     Decrease (increase) in prepaid
       expenses and other assets and due
       from affiliates                      155,895     (59,107)      3,646
     Increase (decrease) in accrued
       expenses and other liabilities        28,811      68,729    (254,228)
                                         ----------  ----------  ----------

   Net cash provided by operating
      activities                          1,348,248   1,010,855     871,029
                                         ----------  ----------  ----------

Cash flows from investing activities:
     Deposits to replacement reserve
       escrow                               (50,400)    (50,400)    (21,000)
     Withdrawals from replacement
       reserve escrow                        67,522         205          -
     Additions to fixed assets             (362,176)   (812,887) (1,829,349)
     Increase (decrease) in accrued
       expenses and other liabilities
       related to fixed asset additions      (2,204)     (1,296)      3,500
     Proceeds from sale of property, net         -           -    6,514,681
                                         ----------  ----------  ----------

    Net cash (used in) provided by
      investing activities                 (347,258)   (864,378)  4,667,832
                                         ----------  ----------  ----------

Cash flows from financing activities:
     Principal payments on mortgage notes
       payable                             (112,606)   (103,376)    (94,906)
     Repayment of mortgage notes payable         -           -   (4,084,037)
     Increase in deferred expenses               -           -      (15,496)
     Distributions                         (552,058)   (552,059) (2,969,099)
                                         ----------  ----------  ----------

     Net cash used in financing
      activities                           (664,664)   (655,435) (7,163,538)
                                         ----------  ----------  ----------

Net increase (decrease) in cash and cash
   equivalents                              336,326    (508,958) (1,624,677)
Cash and cash equivalents, beginning of
  the year                                  120,525     629,483   2,254,160
                                         ----------  ----------  ----------
Cash and cash equivalents, end of year   $  456,851  $  120,525  $  629,483
                                         ==========  ==========  ==========

Non-cash investing activities:
  Investment in securities               $   65,340



               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------
A.   Organization

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

     On January 30, 1998, the Partnership sold Nora Corners, a shopping center containing 89,432 leasable square feet, located in Indianapolis, Indiana, to Kejack, Inc. and its permitted assigns, which are unaffiliated third parties. Nora Corners Shopping Center was included in a package with thirteen other properties owned by affiliates of the General Partners (see Note E).








                                   Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   ----------




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

         The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Partnership includes all short-term investments with original maturities of three months or less from the date of acquisition in cash and cash equivalents. The cash investments are recorded at cost, which approximates market values.

         Rental Revenue

         Leases require the payment of base rent monthly in advance. Rental revenue are recorded on the accrual basis.

         Real Estate

         Real estate assets and equipment are stated at depreciated cost. Pursuant to Statement of Financial Accounting Standards Opinion No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the real estate assets might be impaired and the estimated undiscounted cash flows, without interest charges, to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell.

         Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, rental property and improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:


              Buildings and improvements                3 to 25 years
              Equipment, furnishings and fixtures       3 to 8 years



                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   ----------

B.    Significant Accounting Policies, Continued

         Real Estate, Continued

         The Partnership classifies assets as available for sale upon the General Partners committing to a formal plan of disposal. The Partnership is in the process of determining the marketability of the Partnership's real estate assets but the General Partners have not committed to a formal plan of disposition and therefore no properties have been classified as available for sale.

         Deferred Expenses

         Costs of obtaining and recording mortgages are amortized over the term of the related mortgage notes using the straight-line method which approximates the effective interest method.

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

         Descriptive Information About Reportable Segments

         The Partnership operates and develops apartment communities which generate rental and other income through the leasing of apartment units. The General Partners separately evaluate the performance of each of the Partnership's apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

         All revenue are from external customers and no revenue are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Partnership's total revenue during 2000, 1999 or 1998.

         Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement will be effective for the Partnership beginning January 1, 2001. The Partnership did not hold any derivative instruments at December 31, 2000, and as such, the Partnership does not expect this pronouncement to have a significant impact on the Partnership's financial statements.

         Investment in Securities

         Investment in securities is carried at its original issuance valuation as the common stock is not listed or traded on an exchange and is not considered a marketable security pursuant to Statement of Financial Accounting Standards Opinion No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   ----------


C.   Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 2000 and 1999 consisted of the following:

                                               December 31,
                                          -------------------------
                                             2000         1999
                                          ------------ ------------

      Cash and money market accounts        $  456,851    $ 120,525
                                          ============ ============

D.   Investment in Securities

     On October 5, 2000, the Partnership, as a member of an alliance of major multi-family real estate companies, executed a master lease agreement ("MLA") with a provider of high-speed internet, video and voice services to multi-family communities. Pursuant to the MLA, the Partnership granted the provider preferred lease, license and access rights to provide data services, consisting of high-speed broadband internet access and video services, to the residents at some of its multi-family communities for a ten-year period. In exchange for these rights, the Partnership received 250,843 shares of common stock which were valued at $.2285 per share or $57,341. In addition, the Partnership will receive 7.5% of the gross revenues that the provider obtains from providing its services as well as a fixed amount for each resident that executes a subscriber agreement. In conjunction with the execution of the MLA, the Partnership made an investment of $5,751 in exchange for 25,164 additional shares of common stock also valued at $.2285 per share. The Partnership incurred approximately $2,248 in closing costs related to the acquisition by the Partnership and the closing costs incurred were recorded as an investment in securities in the financial statements as of December 31, 2000.

E.   Sale of Property

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

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   ----------

F.   Mortgage Notes Payable

     The properties owned by the Partnership are pledged as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 2000 and 1999. Mortgage notes payable consisted of the following:


                                       Principal        Annual
     ----------------------   ------------------------  Interest   Maturity
          Property                2000          1999    Rate       Date
     ----------------------   -----------  -----------  --------  ---------

     Courtyards Village       $ 5,109,846  $ 5,164,455    7.88% August 1, 2007

     Windsor Apartments         4,997,600    5,055,597    9.25%    May 1, 2001
                              -----------  -----------

          Total               $10,107,446  $10,220,052
                              ===========  ===========

         Courtyards Village

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

         Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $5,309,000 and $5,076,000 for the years ended December 31, 2000 and 1999, respectively.

         Windsor Apartments

         The property is subject to a non-recourse mortgage note payable in the original amount of $5,300,000, based on a 30-year amortization and payable at the rate of 9.25% per annum in equal monthly installments of $43,602, consisting of principal and interest. At maturity, all unpaid principal, approximately $5,021,000, and any accrued interest are due. The note may be prepaid subject to a prepayment penalty.

         Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt is approximately $5,075,000 and $5,161,000 for the years ended December 31, 2000 and 1999, respectively.

         The General Partners are in the process of negotiating an extension of the mortgage note payable on Windsor Apartments. It is anticipated that the note will be extended under terms substantially similar to the current terms.

     Due to restrictions on transfers and prepayment, the Partnership may be unable to refinance certain mortgage notes payable at such calculated fair value.



                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   ----------

F.   Mortgage Notes Payable, Continued

     The aggregate scheduled principal amounts of long-term borrowings due during the five years ending December 31, 2005 are $5,079,337, $63,481, $68,668, $74,279 and $80,348.

     The Partnership paid interest on its borrowings in the amounts of $870,240, $879,470 and $918,569 during the years ended December 31, 2000, 1999 and 1998, respectively.

     The weighted average interest rate on the Partnership's mortgage notes payable is 8.56% at December 31, 2000.

G.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following at December 31, 2000 and 1999:

                                              2000                 1999
                                        ----------------    -----------------

        Accounts payable                $       8,338        $       18,550
        Accrued real estate taxes             419,230               392,868
        Other liabilities                     203,556               132,502
        Tenant security deposits               57,461                45,604
        Prepaid rent                           28,952                36,066
                                        ----------------    -----------------

                                        $     717,537        $      625,590
                                        ================    =================

H.   Partners' Equity

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

     Profits from Capital Transactions are allocated first to the Investor Limited Partners until they have received a return of their total invested capital. Thereafter, profits from Capital Transactions are allocated in accordance with the Partnership Agreement. Losses from Capital Transactions are allocated 99% to the Investor Limited Partners and 1% to the General Partners. Notwithstanding anything above, the General Partners shall be allocated at least 1% of all profits and losses from Capital Transactions.

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


                                   Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   ----------

H.   Partners' Equity, Continued

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

     As of December 31, 2000, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                              Investor    Original                 Total
                              Limited     Limited     General      Partners'
                              Partners    Partner     Partners     (Deficit)
     ----------------------- -----------  ----------  -----------  ------------

     Capital contributions  $ 27,184,000  $    4,000  $   136,891  $ 27,324,891
     Syndication costs        (3,697,375)         -      (135,891)   (3,833,266)
     Distributions:
       Operation              (6,466,199)   (574,772)    (143,692)   (7,184,663)
       Capital transaction    (2,341,632)         -       (23,378)   (2,365,010)
     Income (loss):
       Operations            (15,477,758)        841     (156,225)  (15,633,142)
       Capital transaction      (147,214)         -        (1,487)     (148,701)
                             -----------   ---------   ----------  ------------
     Balance at
       December 31, 2000     $  (946,178)  $(569,931)  $ (323,782) $ (1,839,891)
                             ===========   =========   ==========  ============

I.   Related Party Transactions

     The Partnership pays property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 4% of the gross receipts, net of leasing commissions, from the commercial property which was under management until January 30, 1998 (see Note E) and 5% of gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties including administrative expenses.

     Amounts accrued or paid to the General Partners' affiliates during the years ended December 31, 2000, 1999 and 1998 were as follows:

                                   2000              1999              1998
                                -----------     -------------      ------------
       Property management fees $   185,038     $     157,467      $    172,873
       Expense reimbursements       203,128           196,973           146,025
                                -----------     -------------      ------------

         Charged to operations  $   388,166     $     354,440      $    318,898
                                ===========     =============      ============

     Expense  reimbursements  due from  affiliates  of $31,115 and $237,015 were
     included  in  due  from   affiliates   at  December   31,  2000  and  1999,
     respectively.

     In addition to the amounts above, costs associated with the sale of Nora Corners of $4,171 were paid to the General Partners' affiliates during the year ended December 31, 1998.


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   ----------

J.   Federal Income Taxes

     For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

     The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                      2000            1999            1998
                                 --------------  --------------  --------------

     Net income (loss) per
      Consolidated Statement of
      Operations                 $     (279,488) $     (549,227) $      377,686

          Difference in book and
           tax depreciation and
           amortization                 432,720         215,924         152,684

          Difference between book
           and tax gain on sale
           of property                       -               -          977,707

          Rental adjustment
           required by generally
           accepted accounting
           principles                    (4,246)           (399)         26,672
                                 --------------  --------------  --------------

     Net income (loss) for
      federal income tax
      purposes                   $      148,986  $     (333,702)   $  1,536,749
                                 ==============  ==============  ==============


     The allocation of the net income for federal income tax purposes for the year ended December 31, 2000 is as follows:

                                 Portfolio    Passive
                                 Income       Income         Total
                                 ----------   ------------   -----------

     Investor Limited Partners   $   16,680   $    117,407   $   134,087
     Original Limited Partner         1,483         10,436        11,919
     General Partners                   371          2,609         2,980
                                 ----------   ------------   -----------
                                 $   18,534   $    130,452   $   148,986
                                 ==========   ============   ===========


     For the years ended December 31, 2000, 1999 and 1998, the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $4.93, $12.15 and $55.97, respectively.

     The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $1,193,000 and $2,279,000 at December 31, 2000 and 1999, respectively. The basis of the Partnership's liabilities for financial reporting purposes is less than its tax basis by approximately $3,483,000 and $3,520,000 at December 31, 2000 and 1999,
     respectively.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000
                                   ----------


                                                            Costs
                                                            Capitalized
                                    Initial Cost to         Subsequent to
                                    Partnership             Acquisition
                                    ----------------------- ------------
                                               Buildings &  Buildings &
  Description        Encumbrances   Land       Improvements Improvements   Life
-------------------- ------------  ----------  ------------ ------------ -------

Courtyards Village
East Apartments
Naperville, Illinois $ 5,109,846   $  487,529  $ 6,486,198  $  5,008,883 3 to 25
                                                                           years

Windsor Apartments
Garland, Texas         4,997,600      696,362    9,251,669     1,506,906 3 to 25
                                                                           years
                     -----------   ----------  -----------   -----------

     Total           $10,107,446   $1,183,891  $15,737,867  $  6,515,789
                     ===========   ==========  ===========  ============






                   Gross Amounts Carried at
                          End of Year
              -----------------------------------
                         Buildings                           Year
                          and                   Accumulated  Construction Date
 Dexcription     Land    Improvements   Total   Depreciation Completed  Acquired
------------- ---------- ------------ --------- ------------ ---------  --------

Courtyards
Village East
Apartments
Naperville,
Illinois      $  487,529 $11,495,081  $11,982,610 $ 7,912,869   1973      4/1/85

Windsor
Apartments
Garland, Texas   696,362  10,758,575   11,454,937   7,758,381   1984    12/27/84
              ---------- -----------  ----------- -----------

     Total    $1,183,891 $22,253,656  $23,437,547 $15,671,250
              ========== ============ =========== ===========



                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION, Continued

                                December 31, 2000
                                   ----------

Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 2000:

                             2000          1999          1998
                         ------------  ------------  ------------

   Real Estate

   Balance at beginning
    of year              $ 23,075,371  $ 22,262,484  $ 30,206,277

   Acquisition and
    improvements              362,176       812,887     1,829,349

   Sale of property                -             -     (9,773,142)
                         ------------  ------------  ------------

   Balance at end
    of year              $ 23,437,547  $ 23,075,371  $ 22,262,484
                         ============  ============  ============



                             2000          1999          1998
                         ------------  ------------  ------------

   Accumulated Depreciation

   Balance at beginning
    of year              $ 14,265,488  $ 12,751,953  $ 15,523,683

   Depreciation expense     1,405,762     1,513,535     1,297,939

   Sale of property                -             -     (4,069,669)
                         ------------  ------------  ------------

   Balance at end
    of year              $ 15,671,250  $ 14,265,488  $ 12,751,953
                         ============  ============  ============


The aggregate cost of the Partnership's real estate for federal income tax purposes is $23,451,443 and the aggregate accumulated depreciation for federal income tax purposes is $18,073,517.