Form 10-Q
period 2001-03-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 2001-05-15
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q
(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended                 March 31, 2001
                                         ---------------------------------------

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    To
                                         ----------------       ----------------

          Commission File number          0-14377
                                 --------------------------

                      Krupp Realty Limited Partnership-VII
--------------------------------------------------------------------------------

 Massachusetts                                            04-2842924
----------------------------------------     -----------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                      02108
---------------------------------------------    -------------------------------
(Address of principal executive                             (Zip code)
offices)

                                 (617) 523-7722
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|



The total number of pages in this document is 10.

Item 1.  FINANCIAL STATEMENTS
------

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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    (Unaudited)
                                                     March 31,     December 31,
                                                       2001            2000
                                                   ------------    ------------
Multi-family apartment communities, net of
 accumulated depreciation of $16,002,001 and
 $15,671,250, respectively                         $  7,508,260    $  7,766,297
Cash and cash equivalents                               300,894         456,851
Cash restricted for tenant security deposits             27,993          27,800
Replacement reserve escrow                               64,443          56,043
Due from affiliates                                      28,062          31,115
Prepaid expenses and other assets                       322,681         476,014
Investment in securities (Note 3)                        65,340          65,340
Deferred expenses, net of accumulated amortization
 of $219,670 and $210,020, respectively                  95,982         105,632

                                                   ------------    ------------
         Total assets                              $  8,413,655    $  8,985,092
                                                   ============    ============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                           $ 10,077,881    $ 10,107,446
  Accrued expenses and other liabilities                613,347         717,537

                                                   ------------    ------------
      Total liabilities                              10,691,228      10,824,983

Partners' deficit (Note 2):
  Investor Limited Partners
   (27,184 units outstanding)                        (1,354,649)       (946,178)
  Original Limited Partner                             (592,006)       (569,931)
  General Partners                                     (330,918)       (323,782)

                                                   ------------    ------------
      Total partners' deficit                        (2,277,573)     (1,839,891)

                                                   ------------    ------------
         Total liabilities and partners' deficit   $  8,413,655    $  8,985,092
                                                   ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    For the Three Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2001           2000
                                                    -----------    -----------

Revenue:
     Rental                                         $ 1,058,303    $ 1,035,012
     Interest income                                      3,369          4,810

                                                    -----------    -----------
         Total revenue                                1,061,672      1,039,822
                                                    -----------    -----------
Expenses:
     Operating (Note 5)                                 299,525        246,781
     Maintenance                                         87,447         64,614
     Real estate taxes                                  108,003        110,757
     General and administrative (Note 5)                 99,819         34,881
     Management fees (Note 5)                            47,112         54,922
     Depreciation and amortization                      340,401        354,534
     Interest                                           241,109        218,456

                                                    -----------    -----------
         Total expenses                               1,223,416      1,084,945

                                                    -----------    -----------
Net loss                                            $  (161,744)   $   (45,123)
                                                    ===========    ===========

Allocation of net loss:

     Investor Limited Partners
      (27,184 units outstanding):
         Net loss                                   $  (160,127)   $   (44,672)
                                                    ===========    ===========

     Investor Limited Partners,
       Per Unit:
         Net loss                                   $     (5.89)   $     (1.64)
                                                    ===========    ===========

     Original Limited Partner:
         Net loss                                   $       -      $       -
                                                    ===========    ===========

     General Partners:
         Net loss                                   $    (1,617)   $      (451)
                                                    ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                          2001          2000
                                                      -----------    ----------

Cash flows from operating activities:
     Net loss                                         $  (161,744)   $  (45,123)
     Adjustment to reconcile net loss to net
      cash provided by operating activities:
       Interest earned on replacement reserve escrow         -             (179)
       Depreciation and amortization                      340,401       354,534
     Changes in assets and liabilities:
       Increase in restricted cash for tenant securit        (193)         (148)
       Decrease in prepaid expenses and other assets      156,386       234,418
       Decrease in accrued expenses and other liabili    (104,190)     (120,510)

                                                      -----------    ----------
         Net cash provided by operating activities        230,660       422,992
                                                      -----------    ----------

Cash flows from investing activities:
     Deposits to replacement reserve escrow                (8,400)      (12,600)
     Withdrawals from replacement reserve escrow             -           67,522
     Additions to fixed assets                            (72,714)      (86,111)
     Decrease in accrued expenses and other liabilities
      related to fixed assets additions                      -           (2,204)

                                                      -----------    ----------
         Net cash used in investing activities            (81,114)      (33,393)
                                                      -----------    ----------

Cash flows from financing activities:
     Principal payments on mortgage notes payable         (29,565)      (27,255)
     Distributions                                       (275,938)     (276,029)

                                                      -----------    ----------
         Net cash used in financing activities           (305,503)     (303,284)
                                                      -----------    ----------

Net (decrease) increase in cash and cash equivalents     (155,957)       86,315

Cash and cash equivalents, beginning of period            456,851       120,525

                                                      -----------    ----------
Cash and cash equivalents, end of period              $   300,894    $  206,840
                                                      ===========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted in this report on form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See notes to the Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 2001 and its results of operation and cash flows for the three months ended March 31, 2001 and 2000.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Changes in Partners' Deficit

     A summary of changes in Partners' deficit for the three months ended March 31, 2001 is as follows:

                        Investor       Original                      Total
                        Limited        Limited        General        Partners'
                        Partners       Partner        Partner        Deficit
                       -----------    -----------    -----------    -----------

Balance at
 December 31, 2000     $  (946,178)   $  (569,931)   $  (323,782)   $(1,839,891)

Net loss                  (160,127)          --           (1,617)      (161,744)

Distributions             (248,344)       (22,075)        (5,519)      (275,938)

                       -----------    -----------    -----------    -----------
Balance at
 March 31, 2001        $(1,354,649)   $  (592,006)   $  (330,918)   $(2,277,573)
                       ===========    ===========    ===========    ===========




(3)  Investment in Securities

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

(4)  Mortgage Notes Payable

     On April 27, 2001, the General Partners signed an agreement extending the mortgage notes payable on Windsor Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $24,962 for this privilege.

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

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                                           For the Three Months Ended
                                                   March 31,
                                        --------------------------------
                                              2001             2000
                                        ---------------  ---------------
         Property management fees       $        47,112  $        54,922

         Expenses reimbursement                 117,687           41,734

                                        ---------------  ---------------
            Charged to operations       $       164,799  $        96,656
                                        ===============  ===============


     Expense reimbursements due from affiliates of $28,062 and $31,115 were included in due from affiliates at March 31, 2001 and December 31, 2000, respectively.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

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

     Over the past several years, real estate markets in general have improved, and the General Partners feel it is an opportune time to formulate a liquidation strategy for the Partnership. As previously disclosed, the General Partners have begun the process of more thoroughly assessing the real estate sales market in the Partnership's market areas and developing a disposition strategy which will yield the highest value to investors through an efficient and orderly liquidation of the Partnership. In keeping with this strategy, the General Partners have extended the term of the mortgage loan which would have matured in the next 2 months with financing that leaves flexibility for the property sales.

     Assuming market conditions do not change, the assessment of the real estate sales market is consistent with the General Partners' expectations, and an acceptable disposition plan can be implemented, the General Partners expect to complete the liquidation process over the next 12 months. However, there can be no assurance that such a liquidation will occur, or what amounts may be realized by the Partnership.

     On April 27, 2001, the General Partners signed an agreement extending the mortgage notes payable on Windsor Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $24,962 for this privilege.

     The General Partners, on an ongoing basis, assess the current and future liquidity needs in determining the level of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessment. The current annual distribution rate is $18.28 per Investor Limited Partner Unit, and is paid semi-annually in February and August.

     Operations

     The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the three months ended March 31, 2001 and 2000.

     Net loss increased during the three months ended March 31, 2001 when compared to same period in 2000, as the increase in total expenses exceeded the increase in total revenue. The increase in total revenue was primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2000.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

     Total expenses for the three months ended March 31, 2001 increased when compared to the three months ended March 31, 2000. Operating expenses increased as a result of increases in payroll, utilities and rubbish removal costs. Maintenance expenses increased due to increases in recurring repair and maintenance costs. General and administrative expenses also increased as a result of increases in investor communications costs including the annual look-back adjustment which totaled approximately $43,000. Depreciation expense decreased as fixed asset additions purchased in the previous years became fully depreciated.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

     A detailed analysis of quantitative and qualitative market risk exposures was provided in the in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes in market risk subsequent to that date

                           PART II - OTHER INFORMATION



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

                                            Krupp Realty Limited Partnership-VII
                                            ------------------------------------
                                                     (Registrant)

                                       BY:  /s/ David C. Quade
                                            ------------------------------------
                                            David C. Quade
                                            Treasurer  (Principal Financial and
                                             Accounting Officer) of The Krupp
                                             Corporation, a General Partner


DATE:  May 15, 2001