Form 10-Q
period 2001-06-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 2001-08-14
CIK 751570

PART I. FINANCIAL INFORMATION


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q
(Mark  One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended              June 30, 2001
                                           -------------------------------------

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                To
                                           ---------------   -----------------

                      Commission File number    0-14377
                                             -------------

                      Krupp Realty Limited Partnership-VII
--------------------------------------------------------------------------------

 Massachusetts                                             04-2842924
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                    02108
--------------------------------------------------------------------------------
(Address of principal executive                          (Zip code)
 offices)

                                 (617) 523-7722
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  |X|      No  |_|



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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   (Unaudited)
                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------

Multi-family apartment communities, net of
 accumulated depreciation of $7,975,323 and
 $15,671,250, respectively                         $  3,737,374    $  7,766,297
Multi-family apartment communities available for
 sale (Note 6)                                        3,650,276            -
Cash and cash equivalents                               246,635         456,851
Cash restricted for tenant security deposits             28,022          27,800
Replacement reserve escrow                               77,043          56,043
Due from affiliates (Note 5)                             45,234          31,115
Prepaid expenses and other assets (Note 1)              327,235         476,014
Investment in securities (Note 2)                        65,340          65,340
Deferred expenses, net of accumulated amortization
 of $223,467 and $210,020, respectively                  92,185         105,632

                                                   ------------    ------------
Total assets                                       $  8,269,344    $  8,985,092
                                                   ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
Mortgage notes payable (Note 3)                    $ 10,047,550    $ 10,107,446
Accrued expenses and other liabilities                  621,134         717,537

                                                   ------------    ------------
Total liabilities                                    10,668,684      10,824,983

Partners' deficit (Note 4):
Investor Limited Partners (27,184 units
 outstanding)                                        (1,475,198)       (946,178)
Original Limited Partner                               (592,006)       (569,931)
General Partners                                       (332,136)       (323,782)

                                                   ------------    ------------
Total partners' deficit                              (2,399,340)     (1,839,891)

                                                   ------------    ------------
Total liabilities and partners' deficit            $  8,269,344    $  8,985,092
                                                   ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                       For the Three Months Ended     For the Six Months Ended
                                June 30,                      June 30,
                       --------------------------    --------------------------
                           2001           2000           2001           2000
                       -----------    -----------    -----------    -----------
Revenue:
   Rental              $ 1,051,531    $ 1,039,290    $ 2,109,834    $ 2,074,302
   Interest income           2,225          3,693          5,594          8,503

                       -----------    -----------    -----------    -----------
       Total revenue     1,053,756    $ 1,042,983      2,115,428      2,082,805

Expenses:
   Operating (Note 5)      287,630        252,346        587,155        499,127
   Maintenance             102,575        103,510        190,022        168,124
   Real estate taxes       118,951         93,494        226,954        204,251
   General and
    administrative
    (Note 5)                58,759         66,208        158,578        101,089
   Management fees
    (Note 5)                45,189         60,587         92,301        115,509
   Depreciation and
    amortization           344,409        352,793        684,810        707,327
   Interest                218,010        217,868        459,119        436,324

                       -----------    -----------    -----------    -----------
       Total expenses    1,175,523      1,146,806      2,398,939      2,231,751

                       -----------    -----------    -----------    -----------
Net loss               $  (121,767)   $  (103,823)   $  (283,511)   $  (148,946)
                       ===========    ===========    ===========    ===========

Allocation of net loss (Note 4):

   Investor Limited
    Partners (27,184
    units outstanding):
       Net loss        $  (120,549)   $  (102,785)   $  (280,676)   $  (147,457)
                       ===========    ===========    ===========    ===========

   Investor Limited
    Partners, Per Unit:
       Net loss        $     (4.43)   $     (3.78)   $    (10.33)   $     (5.42)
                       ===========    ===========    ===========    ===========

   Original Limited
    Partner:
       Net loss        $       -      $       -      $       -      $       -
                       ===========    ===========    ===========    ===========

   General Partners:
       Net loss        $    (1,218)   $    (1,038)   $    (2,835)   $    (1,489)
                       ===========    ===========    ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     For the Six Months Ended
                                                             June 30,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------

Cash flows from operating activities:
  Net loss                                           $ (283,511)   $ (148,946)
  Adjustment to reconcile net loss to net cash
   provided by operating activities:
    Interest earned on replacement reserve escrow          -             (219)
    Depreciation and amortization                       684,810       707,327
    Changes in assets and liabilities:
      Increase in restricted cash for tenant
       security deposits                                   (222)      (27,704)
      Decrease in prepaid expenses and other
       assets                                           134,660       251,352
      Decrease in accrued expenses and other
       liabilities                                      (98,749)      (95,529)
                                                     ----------    ----------
      Net cash provided by operating activities         436,988       686,281
                                                     ----------    ----------

Cash flows from investing activities:
  Deposits to replacement reserve escrow                (21,000)      (25,200)
  Withdrawals from replacement reserve escrow              -           67,522
  Fixed asset additions                                (292,716)     (180,835)
  Increase (decrease) in accrued expenses and other
   liabilities related to fixed assets additions          2,346        (2,204)
                                                     ----------    ----------
      Net cash used in investing activities            (311,370)     (140,717)
                                                     ----------    ----------

Cash flows from financing activities:
  Principal payments on mortgage notes payable          (59,896)      (55,099)
  Distributions                                        (275,938)     (276,029)
                                                     ----------    ----------
      Net cash used in financing activities            (335,834)     (331,128)
                                                     ----------    ----------

Net (decrease) increase in cash and cash equivalent    (210,216)      214,436

Cash and cash equivalents, beginning of period          456,851       120,525

                                                     ----------    ----------
Cash and cash equivalents, end of period             $  246,635    $  334,961
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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 2001, its results of operation for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000.

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Investment in Securities

     On October 5, 2000, the Partnership, as a member of an alliance of major multi-family real estate companies, executed a master lease agreement ("MLA") with a provider of high-speed internet, video and voice services to multi-family communities. Pursuant to the MLA, the Partnership granted the provider preferred lease, license and access rights to provide data services, consisting of high-speed broadband internet access and video services, to the residents at some of its multi-family communities for a ten year period. In exchange for these rights, the Partnership received 250,843 shares of common stock which were valued at $.2285 per share or $57,341. In addition, the Partnership will receive 7.5% of the gross revenues that the provider obtains from providing its services as well as a fixed amount for each resident that executes a subscriber agreement. In conjunction with the execution of the MLA, the Partnership made an investment of $5,751 in exchange for 25,164 additional shares of common stock also valued at $.2285 per share. The Partnership incurred approximately $2,248 in closing costs related to the acquisition by the Partnership and the closing costs incurred were recorded as an investment in securities in the financial statements as of June 30, 2001 and December 31, 2000.

(3)  Mortgage Notes Payable

     On April 27, 2001, the General Partners signed an agreement extending the mortgage note payable on Windsor Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $24,962 for this privilege.

                                    Continue

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

(4)  Changes in Partners' Deficit

     A summary of changes in Partners' deficit for the six months ended June 30, 2001 is as follows:

                           Investor      Original                     Total
                           Limited       Limited       General        Partners'
                           Partners      Partner       Partners       Deficit
                          -----------   -----------   -----------   -----------

     Balance at
       December 31, 2000  $  (946,178)  $  (569,931)  $  (323,782)  $(1,839,891)

     Net loss                (280,676)         -           (2,835)     (283,511)

     Distributions           (248,344)      (22,075)       (5,519)     (275,938)
                          -----------   -----------   -----------   -----------
     Balance at
       June 30, 2001      $(1,475,198)  $  (592,006)  $  (332,136)  $(2,399,340)
                          ===========   ===========   ===========   ===========

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

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                           For the Three Months Ended   For the Six Months Ended
                                    June 30,                    June 30,
                           --------------------------   ------------------------
                               2001          2000           2001         2000
                           -----------   ------------   -----------  -----------

   Property management
    fees                   $    45,189   $     60,587   $    92,301  $   115,509

   Expenses reimbursement       67,900         53,947       185,587       95,681

                           -----------   ------------   -----------  -----------
   Charged to operations   $   113,089   $    114,534   $   277,888  $   211,190
                           ===========   ============   ===========  ===========

     Expense reimbursements due from affiliates of $45,234 and $31,115 were included in due from affiliates at June 30, 2001 and December 31, 2000, respectively.

(6)  Multi-Family Apartment Communities Available For Sale

     The Partnership classifies assets as available for sale upon the General Partners committing to a formal plan of disposal.

     On June 12, 2001, the General Partners signed a purchase and sale agreement on Courtyards Village Apartments, for a price of $12,768,000. The sale is subject to the assumption of the current mortgage by the buyer and is expected to close in August 2001. The property has a carrying value of approximately $3,650,000 on the books of the Partnership at June 30, 2001 and is classified as available for sale.

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

Over the past several years, real estate markets in general have improved and the General Partners feel it is an opportune time to formulate a liquidation strategy for the Partnership. As previously disclosed, the General Partners have begun the process of more thoroughly assessing the real estate sales market in the Partnership's market areas and developing a disposition strategy which will yield the highest value to investors through an efficient and orderly liquidation of the Partnership. In keeping with this strategy, the General Partners have extended the term of a mortgage loan which would otherwise have matured with financing that leaves flexibility for the property sale.

Assuming market conditions do not change, the assessment of the real estate sales market is consistent with the General Partners' expectations, and an acceptable disposition plan can be implemented, the General Partners expect to complete the liquidation process over the next 9 months. However, there can be no assurance that such a liquidation will occur, or what amounts may be realized by the Partnership.

On April 27, 2001, the General Partners signed an agreement extending the mortgage notes payable on Windsor Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $24,962 for this privilege.

On June 12, 2001, the General Partners signed a purchase and sale agreement on Courtyards Village Apartments, for a price of $12,768,000. The sale is subject to the assumption of the current mortgage by the buyer and is expected to close in August 2001. The property has a carrying value of approximately $3,650,000 on the books of the Partnership at June 30, 2001.

The General Partners, on an ongoing basis, assess the current and future liquidity needs to determine the level of working capital reserves the Partnership should maintain. Adjustments to distributions are made when appropriate to reflect such assessment. The current annual distribution rate is $18.28 per Investor Limited Partner Unit, and is paid semi-annually in February and August.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

Operations

The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the three and six months ended June 30, 2001 and 2000.

Net loss increased during the three and six months ended June 30, 2001 when compared to same period in 2000, as the increase in total expenses exceeded the increase in total revenue. The increase in total revenue was primarily a result of rental rate increases implemented at all of the Partnership's properties at the end of the first quarter of 2001.

Total expenses for the three months ended June 30, 2001 increased when compared to the three months ended June 30, 2000. Operating expenses increased as a result of increases in payroll, leasing and utilities costs. Real estate taxes increased due to an increase in the monthly accrual resulting from reassessment of property values by local taxing authorities. Depreciation expense decreased as fixed asset additions purchased in the previous years became fully depreciated.

Total expenses for the six months ended June 30, 2001 increased when compared to the same period in 2000. Operating expenses and real estate taxes increased due to the reasons discussed above. Maintenance expense and interest expense also increased when compared to 2000. General and administrative expenses increased as a result of increases in investor communication costs including the annual look-back adjustment which totaled approximately $43,000, recorded during the three months ended March 31, 2001.

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

A detailed analysis of quantitative and qualitative market risk exposures was provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material changes in market risk subsequent to that date.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings
                    None

Item 2.           Changes in Securities
                    None

Item 3.           Defaults upon Senior Securities
                    None

Item 4.           Submission of Matters to a Vote of Security Holders
                    None

Item 5.           Other information
                    None

Item 6.           Exhibits and Reports on Form 8-K
                    None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Krupp Realty Limited Partnership-VII
                                         ---------------------------------------
                                                   (Registrant)

                                    BY:  /s/ David C. Quade
                                         ---------------------------------------
                                          David C. Quade
                                          Treasurer   (Principal  Financial  and
                                           Accounting   Officer)  of  The  Krupp
                                           Corporation, a General Partner


DATE:  August 14, 2001