Form 10-Q
period 2001-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 2001-11-14
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q
(Mark  One)

  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended            September 30, 2001
                                       ----------------------------------------

                                       OR

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   To
                                       ----------------       -----------------

                         Commission File number  0-14377
                                                ----------

                      Krupp Realty Limited Partnership-VII
-------------------------------------------------------------------------------

Massachusetts                                          04-2842924
--------------------------------------   --------------------------------------
(State or other jurisdiction of            (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                   02108
-------------------------------------------   ----------------------------------
(Address of principal executive                          (Zip code)
offices)

                                 (617) 523-7722
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    |X|      No    |_|



The total number of pages in this document is 12.

                          PART I. FINANCIAL STATEMENTS

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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              (Unaudited)
                                             September 30,     December 31,
                                                  2001            2000
                                             -------------    -------------

Multi-family apartment communities, net of
  accumulated depreciation of $0 and
  $15,671,250, respectively                  $           -    $   7,766,297
Multi-family apartment communities held for
  sale (Note 7)                                  3,646,893                -
Cash and cash equivalents                        1,676,328          456,851
Cash restricted for tenant security deposits        27,911           27,800
Replacement reserve escrow                               -           56,043
Due from affiliates (Note 6)                       121,999           31,115
Prepaid expenses and other assets (Note 1)         258,746          476,014
Investment in securities (Note 2)                   37,408           65,340
Deferred expenses, net of accumulated
  amortization of $224,730 and $210,020,
  respectively                                      90,922          105,632
                                             -------------    -------------

         Total assets                        $   5,860,207    $   8,985,092
                                             =============    =============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Mortgage notes payable (Note 3)            $   4,950,582     $ 10,107,446
  Accrued expenses and other liabilities           445,205          717,537
                                             -------------    -------------

         Total liabilities                       5,395,787       10,824,983

Partners' equity (deficit) (Note 5):
     Investor Limited Partners (27,184 units
      outstanding)                               1,384,779         (946,178)
     Original Limited Partner                     (614,081)        (569,931)
     General Partners                             (306,278)        (323,782)
                                             -------------    -------------

         Total partners' equity (deficit)          464,420       (1,839,891)
                                             -------------    -------------
         Total liabilities and partners'
           equity (deficit)                  $   5,860,207    $   8,985,092
                                             =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                         For the Three Months Ended  For the Nine Months Ended
                               September 30,               September 30,
                         --------------------------  --------------------------
                             2001          2000          2001          2000
                         ------------  ------------  ------------  ------------
Revenue:
     Rental              $    887,186  $  1,046,455  $  2,997,020  $  3,120,757
     Interest income           24,992         2,546        30,586        11,049
                         ------------  ------------  ------------  ------------

        Total revenue        912,178      1,049,001     3,027,606     3,131,806
                         ------------  ------------  ------------  ------------

Expenses:
     Operating (Note 6)       252,629       270,530       839,784       769,655
     Maintenance               62,314        72,144       252,336       240,268
     Real estate taxes         93,898       108,937       320,852       313,188
     General and
      administrative
      (Note 6)                 60,206        50,861       218,784       151,950
     Management fees
      (Note 6)                 40,761        34,878       133,062       150,387
     Depreciation and
      amortization            266,738       351,620       951,548     1,058,949
     Interest                 178,199       217,265       637,318       653,589
                         ------------  ------------  ------------  ------------

         Total expenses       954,745     1,106,235     3,353,684     3,337,986
                         ------------  ------------  ------------  ------------
Loss before gain on sale
  of property                 (42,567)      (57,234)     (326,078)     (206,180)

Gain on sale of property
  (Note 4)                  9,190,484             -     9,190,484             -
                         ------------  ------------  ------------  ------------

Net income (loss)        $  9,147,917  $    (57,234) $  8,864,406  $   (206,180)
                         ============  ============  ============  ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   (Unaudited)

                         For the Three Months Ended  For the Nine Months Ended
                                September 30,               September 30,
                         --------------------------  --------------------------
                            2001           2000          2001          2000
                         ------------  ------------  ------------  ------------

Allocation of net loss
  (Note 5):

  Investor Limited
   Partners (27,184 units
    outstanding):
      Loss before gain on
       sale of property  $    (42,141) $    (56,662) $   (322,817) $   (204,118)
      Gain on sale of
       property             9,098,579             -     9,098,579             -
                         ------------  ------------  ------------  ------------

        Net income (loss)$  9,056,438  $    (56,662) $  8,775,762  $   (204,118)
                         ============  ============  ============  ============

   Investor Limited
    Partners,
     Per Unit:
      Loss before gain on
       sale of property  $      (1.55) $      (2.08) $     (11.88) $      (7.51)
      Gain on sale of
       property                334.70             -        334.70             -
                         ------------  ------------  ------------  ------------

        Net income (loss)$     333.15  $      (2.08) $     322.82  $      (7.51)
                         ============  ============  ============  ============

   Original Limited
    Partner:
      Loss before gain on
       sale of property  $          -  $          -  $          -  $          -
      Gain on sale of
       property                     -             -             -             -
                         ------------  ------------  ------------  ------------

        Net income (loss)$          -  $          -  $          -  $          -
                         ============  ============  ============  ============

   General Partners:
      Loss before gain on
       sale of property  $       (426) $       (572) $     (3,261) $     (2,062)
      Gain on sale of
       property                91,905             -        91,905             -
                         ------------  ------------  ------------  ------------

        Net income (loss)$     91,479  $       (572) $     88,644  $     (2,062)
                         ============  ============  ============  ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                   For the Nine Months Ended
                                                         September 30,
                                                -------------------------------
                                                     2001              2000
                                                -------------     -------------

Cash flows from operating activities:
     Net income (loss)                          $   8,864,406     $    (206,180)
     Adjustment to reconcile net loss to net
      cash provided by
       operating activities:
          Interest earned on replacement reserve
           escrow                                           -              (219)
          Depreciation and amortization               951,548         1,058,949
          Gain on sale of property (Note 4)        (9,190,484)                -
          Changes in assets and liabilities:
              Increase in restricted cash for
               tenant security deposits                  (111)          (27,860)
              Decrease in prepaid expenses and
               other assets                           126,384            56,256
              Increase (decrease) in accrued
               expenses and other liabilities        (244,400)           80,473
                                                -------------     -------------

                 Net cash provided by operating
                   activities                         507,343           961,419
                                                -------------     -------------

Cash flows from investing activities:
     Deposits to replacement reserve escrow           (29,922)          (51,370)
     Withdrawals from replacement reserve escrow       85,965            67,522
     Fixed asset additions                           (334,400)         (274,332)
     Decrease in accrued expenses and other
      liabilities related to fixed assets
      additions                                             -            (2,204)
     Proceeds from sale of property (Note 4)       12,707,450                 -
                                                -------------     -------------

                  Net cash provided by (used in)
                   investing activities            12,429,093          (260,384)
                                                -------------     -------------

Cash flows from financing activities:
     Principal payments on mortgage notes
      payable                                         (80,911)          (83,545)
     Repayment of mortgage note payable (Note 4)   (5,075,953)                -
     Distributions                                 (6,560,095)         (552,058)
                                                -------------     -------------

                  Net cash used in financing
                   activities                     (11,716,959)         (635,603)
                                                -------------     -------------

Net increase in cash and cash equivalents           1,219,477            65,432

Cash and cash equivalents, beginning of period        456,851           120,525

                                                -------------     -------------
Cash and cash equivalents, end of period        $   1,676,328     $     185,957
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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 2001, its results of operation for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000.

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Investment in Securities

     On  August  29,  2001,  concurrent  with  the  sale of  Courtyards  Village
     Apartments ("Courtyards"), the Partnership wrote down its investment in securities by approximately $28,000. This amount was attributable to the value of the investment related to the master lease agreement ("MLA") signed with respect to Courtyards. The write-down was partially offset by deferred revenue on the book totaling approximately $25,000, which was also attributable to the MLA signed with respect to Courtyards.

     On October 5, 2000, the Partnership, as a member of an alliance of major multi-family real estate companies, executed a MLA with a provider of high-speed internet, video and voice services to multi-family communities. Pursuant to the MLA, the Partnership granted the provider preferred lease, license and access rights to provide data services, consisting of high-speed broadband internet access and video services, to the residents at some of its multi-family communities for a ten year period. In exchange for these rights, the Partnership received 250,843 shares of common stock which were valued at $.2285 per share or $57,341. In addition, the Partnership will receive 7.5% of the gross revenues that the provider obtains from providing its services as well as a fixed amount for each resident that executes a subscriber agreement. In conjunction with the execution of the MLA, the Partnership made an investment of $5,751 in exchange for 25,164 additional shares of common stock also valued at $.2285 per share. The Partnership incurred approximately $2,248 in closing costs related to the acquisition by the Partnership and the closing costs incurred were recorded as an investment in securities in the financial statements as of September 30, 2001 and December 31, 2000.

(3)  Mortgage Notes Payable

     On April 27, 2001, the General Partners signed an agreement extending the mortgage note payable on Windsor Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $24,962 for this privilege.

                                   Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

(4)  Sale of Property

     On August 29, 2001, the Partnership sold Courtyards Village Apartments, a 224-unit multi-family apartment community, located in Naperville, Illinois, to an unaffiliated third party. The Partnership received $12,707,450, net of closing costs of $60,550 and repaid the mortgage note payable and accrued interest of $5,075,953 and accrued interest of $30,106. For financial reporting purposes, the Partnership realized a gain of $9,190,484 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

(5)  Changes in Partners' Deficit

     A summary of changes in Partners' deficit for the nine months ended September 30, 2001 is as follows:

                          Investor      Original                    Total
                          Limited       Limited       General       Partners'
                          Partners      Partner       Partners      Deficit
                         ------------  ------------  ------------  ------------

Balance at
  December 31, 2000      $   (946,178) $   (569,931) $   (323,782) $ (1,839,891)

Loss before gain on
  sale of property           (322,817)            -        (3,261)     (326,078)

Gain on sale of
  property                  9,098,579             -        91,905     9,190,484

Distributions:
  Operations                 (496,688)      (44,150)      (11,038)     (551,876)
  Capital Transaction      (5,948,117)            -       (60,102)   (6,008,219)
                         ------------  ------------  ------------  ------------

Balance at
  September 30, 2001     $  1,384,779  $   (614,081) $   (306,278) $    464,420
                         ============  ============  ============  ============


                                    Continued

(6)  Related Party Transactions

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

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                         For the Three Months Ended  For the Nine Months Ended
                                September 30,               September 30,
                         --------------------------  --------------------------
                             2001          2000          2001           2000
                         ------------  ------------  ------------  ------------

Property management fees $     40,761  $     34,878  $    133,062  $    150,387

Expenses reimbursement         69,735        53,877       255,322       149,558
                         ------------  ------------  ------------  ------------

 Charged to operations   $    110,496  $     88,755  $    388,384  $    299,945
                         ============  ============  ============  ============

     Expense reimbursements due from affiliates of $121,999 and $31,115 were included in due from affiliates at September 30, 2001 and December 31, 2000, respectively.

(7)  Multi-Family Apartment Communities Held For Sale

     The Partnership classifies assets as available for sale upon the General Partners committing to a formal plan of disposal.

     Multi-family apartment communities held for sale are stated at the lower of their carrying amount or estimated fair value less disposal costs. Depreciation is not recorded on assets classified as held for sale. In the normal course of business the Partnership may receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually acquire a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. As a result, multi-family apartment communities are classified as `held for sale' once it is likely, in the opinion of management, that a property will be disposed of in the near term.

     On August 28, 2001, the General Partners signed a purchase and sale agreement on Windsor Apartments, for a price of approximately $12,316,000. The sale is subject to financing and is expected to close on or about November 20, 2001. The property has a carrying value of approximately $3,647,000 on the books of the Partnership at September 30, 2001 and is classified as held for sale.

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

As previously disclosed, the General Partners have begun an orderly sale of the Partnership's multi-family apartment communities. The Partnership sold its interest in Courtyards Village Apartments on August 29, 2001, and on August 28, 2001, signed a purchase-and-sale agreement to sell its interest in Windsor Apartments. These transactions are more fully discussed below.

On April 27, 2001, the General Partners signed an agreement extending the mortgage notes payable on Windsor Apartments, under the original terms, until May 1, 2002. The Partnership paid an extension fee of $24,962 for this privilege.

On August 28, 2001, the Partnership signed a purchase-and-sale agreement with Alexon Ventures LLC, an unrelated third party, to sell Windsor Apartments, a 300-unit apartment community located in Garland, Texas, for a price of approximately $12,316,000. The sale is expected to close on or about November 20, 2001. The property has a carrying value of approximately $3,647,000 on the book of the Partnership at September 30, 2001.

On August 29, 2001, the Partnership sold Courtyards to an unaffiliated third party. The Partnership received $12,707,450, net of closing costs of $60,550 and repaid the mortgage note payable and accrued interest of $5,075,953 and accrued interest of $30,106. (See Note 4)

On September 25, 2001, the General Partners made a special distribution of approximately $219 per Investor Limited Partner Unit, based on the net proceeds from the sale of Courtyards, after providing for Partnership liabilities, and maintaining reserves for contingent liabilities.

As of the August 14, 2001 distribution and as a result of the sale and impending sales of the Partnership's real estate holdings, the Partnership does not expect sufficient funds to make any further distributions from operations. The Partnership does expect to make future distributions of the net proceeds from the sale of the Partnership's properties during the next six to twelve months. Per the Partnership agreement, any distributions from capital transactions will be distributed 1% to the General Partners and 99% to the Investor Limited Partners.

                                    Continue

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

Operations

The following discussion relates to the operations of the Partnership and its property (Windsor Apartments) for the three and nine months ended September 30, 2001 and 2000. The sale of Courtyards Village on August 29, 2001 significantly impacts the comparability of the Partnership's operations between these periods.

Net income, net of Courtyards Village's activity, increased during the three months ended September 30, 2001 when compared to the same period in 2000, as the increase in total revenue exceeded the increase in total expenses. Net loss, net of Courtyards Village's activity, increased during the nine months ended September 30, 2001 when compared to the nine months ended September 30, 2000, as the increase in total revenue was not sufficient to offset the increase in total expenses.

Total expenses, net of Courtyards Village's activity, for the three months ended September 30, 2001 increased when compared to the same period in 2000. Operating expenses increased as a result of increases in payroll and property insurance, but were partially offset by decreases in advertising, leasing, and utilities costs. General and administrative costs increased primarily as a result of increased costs associated with investor communication costs, including costs associated with copying and mailing investor letters and annual reports.

Total expenses, net of Courtyards Village's activity, for the nine months ended September 30, 2001 increased when compared to the nine months ended September 30, 2000. Operating expenses increased due to the reasons discussed above. General and administrative expenses increased as a result of increases in investor communication costs including the annual look-back adjustment which totaled approximately $43,000, recorded during the three months ended March 31, 2001. Interest expense also increased due to a lower amortization in 2001 when compared to 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Partnership manages its market risk by matching projected cash inflows from operating activities, investing activities and financing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. All of the Partnership's debt has a fixed interest rate, which minimizes the interest rate risk.

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

Item 3.                    Defaults upon Senior Securities
                      None

Item 4.           Submission of Matters to a Vote of Security Holders
                      None

Item 5.           Other information
                      None

Item 6.           Exhibits and Reports on Form 8-K

                    Exhibits:
                      None

                    Reports on Form 8-K:
                      Form 8-K filed on September 13, 2001 regarding the sale of
                       Courtyards Village Apartments.

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

                                          Krupp Realty Limited Partnership-VII
                                          --------------------------------------
                                                       (Registrant)

                                     BY:  /s/ David C. Quade
                                          --------------------------------------
                                          David C. Quade
                                          Treasurer  (Principal Financial and
                                           Accounting Officer) of The Krupp
                                           Corporation, a General Partner


DATE:  November 14, 2001