Form 10-K
period 2001-12-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 2002-04-01
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the fiscal year ended             December 31, 2001
                                     ------------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from                   to
                                          -----------------    ----------------

                         Commission File number 0-14377
                         ------------------------------

                      Krupp Realty Limited Partnership-VII
-------------------------------------------------------------------------------

Massachusetts                                             04-2842924
-------------------------------------------   ---------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                   02108
-------------------------------------------   ---------------------------------
(Address of principal executive                          (Zip code)
offices)

(Registrant's telephone number, including area code)       (617) 523-7722
                                                     --------------------------

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

                                 Yes  [X]      No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting securities held by non-affiliates: Not Applicable.

Documents incorporated by reference: Part IV, Item 14.

The exhibit index is located on pages 11-12.

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

     On August 29, 2001, the Partnership sold Courtyards Village East Apartments ("Courtyards"), a 224-unit multi-family apartment community located in Naperville, Illinois, to an unaffiliated third party (see Note E to Consolidated Financial Statements, included in Item 8 (Appendix A) of this report).

     On November 20, 2001, the Partnership sold Windsor Apartments ("Windsor"), a 300-unit apartment community located in Garland, Texas, to an unaffiliated third party (see Note E to Consolidated Financial Statements, included in Item 8 (Appendix A) of this report).

     The future performance of the Partnership will depend upon factors which cannot be predicted. Such factors include general economic, both on a national basis and in those areas where the Partnership's real estate investments were located, liquidation expenses, government regulations and federal and state income tax laws as well as the ultimate settlement of contingent liabilities associated with the sale of certain of the Partnerships real estate investments.. The requirements for compliance with federal, state and local regulations to date have not had an adverse effect on the Partnership's operations, and no adverse effect therefrom is anticipated in the future.

     As of December 31, 2001, the Partnership has no investment in any multi-family apartment communities (see Note E).

     As of December 31, 2001, the Partnership did not employ any personnel.

ITEM 2.    PROPERTIES

     As of December 31, 2001, the Partnership has no investment in any multi-family apartment communities.

     A summary of the Partnership's real estate investments as of December 31, 2001 is presented below. Schedule III included in Item 8 (Appendix A) to this report contains additional detailed information with respect to individual properties.

                                            Average Occupancy For the Year Ended
                                                        December 31,
                        Year of      Total  ------------------------------------
     Description        Acquisition  Units   2001   2000   1999   1998   1997
----------------------- -----------  -----  ------ ------ ------ ------ ------

Courtyards Village East
Apartments
Naperville, Illinois      1985        224     N/A    95%    95%    97%    97%

Windsor Apartments
Garland, Texas            1984        300     N/A    95%    96%    97%    96%
                                     -----
                                      524  Units
                                     =====



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

     The number of Investor Limited Partners as of December 31, 2001 was approximately 1,260.

     One of the objectives of the Partnership is to generate cash available for distribution. In 1999 and thereafter, the semiannual distributions were paid at an annual rate of $18.28 per Unit.

     In 2001, the Partnership distributed $218.80 per Unit with the proceeds received from the sale of Courtyards. Pursuant to the Partnership Agreement, distributions from capital transactions, such as the sale of Courtyards, are allocated 99% to Investor Limited Partners and 1% to the General Partners. For details, see Note H to Consolidated Financial Statements included in Item 8 (Appendix A) of this report.

     The Partnership made the following distributions to its Partners during the years ended December 31, 2001 and 2000:

                                            Year Ended December 31,
                                ----------------------------------------------
                                         2001                    2000
                                ----------------------  ----------------------
                                  Amount     Per Unit     Amount     Per Unit
                                ----------  ----------  ----------  ----------
Limited Partners:

  Investor Limited Partners
    (27,184 Units outstanding)  $6,444,825  $   237.08  $  496,852  $    18.28

  Original Limited Partner          44,150                  44,164

General Partners                    71,120                  11,042
                                ----------              ----------

                                $6,560,095              $  552,058
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

                    2001         2000         1999         1998         1997
                -----------  -----------  -----------  -----------  -----------
                $ 3,370,568  $ 4,202,751  $ 3,997,617  $ 3,989,189  $ 4,795,059
Total revenue

Loss before gain
 on sale of
 property and
 extraordinary
 loss              (347,038)    (279,488)    (549,227)    (298,630)    (151,137)

Gain on sale of
 property        17,780,327            -            -      676,316            -

Extraordinary
 loss from early
 extinguishment
 of debt            (90,922)           -            -            -            -

Net income
 (loss)          17,342,367     (279,488)    (549,227)     377,686     (151,137)

Net income (loss)
 allocated to:

  Investor
   Limited
   Partners      16,243,960     (276,693)    (543,735)     373,909     (149,626)
     Per Unit        597.56       (10.18)      (20.00)       13.75        (5.50)

  Original
   Limited
   Partner          614,081            -            -            -            -

  General
   Partners         484,326       (2,795)      (5,492)       3,777       (1,511)

Total assets at
   December 31,   9,045,723    8,985,092    9,837,297   10,974,526   17,995,610

Long-term
 obligations at
 December 31,             -    5,028,109   10,108,246   10,220,786   14,345,624

Distributions:

  Investor
   Limited
   Partners       6,444,825      496,852      496,853    2,885,312      543,679
     Per Unit        237.08        18.28        18.28       106.14        20.00

  Original
   Limited
   Partner           44,150       44,164       44,165       48,327       48,327

  General
   Partners          71,120       11,042       11,041       35,460       12,082

Operating results for the periods presented are not comparable due to the sale of Nora Corners on January 30, 1998, the sale of Courtyards on August 29, 2001, and the sale of Windsor on November 20, 2001.

The per Unit distributions for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 and were $237.08, $18.28, $18.28, $106.14, and $20.00, respectively, of which $218.80 and $86.14 represented a return of capital in 2001 and 1998, respectively.

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

Liquidity and Capital Resources

     On November 20, 2001, the Partnership sold Windsor, a 300-unit multi-family apartment community to an unaffiliated third party. The Partnership received $12,235,336, net of closing costs of $80,518 and payoff of mortgage payable and accrued interest of $4,971,598.

     On August 29, 2001, the Partnership sold Courtyards, a 224-unit multi-family apartment complex to an unaffiliated third party. The Partnership received $7,608,399 for the sale, net of closing costs of $83,648 and debt of $5,075,953 assumed by the buyer, and repaid the mortgage note payable and accrued interest of $30,106.

     As of December 31, 2001, the Partnership has no investment in any multi-family apartment communities.

Operations

     The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the years ended December 31, 2001, 2000, and 1999. The sale of Courtyards Village and Windsor Apartments as of December 31, 2001 significantly impacts the comparability of the Partnership's operations between these periods.

2001 compared to 2000

     Net income increased in 2001 when compared to 2000 as a result of the Partnership recognizing a gain on the sale of its remaining real estate assets.

     Total expenses decreased in 2001 when compared to 2000 due to the Partnership's sale of its remaining real estate assets in August and November. General and administrative costs increased as a result of increased investor communication costs, including copying and mailing investor letters and annual reports.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     All of the Partnership's debt has been repaid as of December 31, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of KRLP-VII, and The Krupp Company Limited Partnership-II, the other General Partner of KRLP-VII, is as follows:

        Name and Age                   Position with The Krupp Corporation
        -------------------            ------------------------------------
        Douglas Krupp (55)             Co-Chairman of the Board
        George Krupp (57)              Co-Chairman of the Board
        Frank Apeseche (44)            President
        David C. Quade (58)            Treasurer and Executive Vice President

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

     George Krupp, the brother of Douglas Krupp, is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

     Frank Apeseche is the President of The Berkshire Group. Mr. Apeseche joined The Berkshire Group in 1986. He served as Chief Financial Officer and Chief Planning Officer from 1992 to 1995. Mr. Apeseche was the founding Managing Partner of BG Affiliates, a private equity investment firm. Prior to joining The Berkshire Group, Mr. Apeseche served as a manager with Andersen Consulting where he specialized in providing technology solutions to Fortune 500 clients. Mr. Apeseche received a BA with distinction from Cornell University and an MBA with Honors from the University of Michigan.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 15, 2002, beneficial owners of record owning more than 5% of the Partnership's 27,184 outstanding Units were as follows:

  Title                       Name and Address    Amount and Nature    Percent
    of                               Of                Of                 of
  Class                       Beneficial Owner   Beneficial Ownership   Class
--------- -------------------------------------  -------------------- ----------
Investor   Equity Resources Group, Incorporated   1,664.00 Units (1)     6.12%
 Limited
 Partner   14 Story Street
 Units     Cambridge, MA 02138

Investor   Madison Avenue Investment Partners, LLC
 Limited
 Partner   P.O. Box 7533                          1,812.90  Units(2)(3)  6.70%
 Units     Incline Village, NV 89452

Investor   First Equity Realty, LLC
 Limited
 Partner   555 Fifth Avenue, 9th Floor            1,812.90  Units(2)(4)  6.70%
 Units     New York, NY 10017

Investor   The Harmony Group II, LLC
 Limited
 Partner   P.O. Box 7533                          1,812.90  Units(2)(5)  6.70%
 Units     Incline Village, NV 89452

Investor   Ronald M. Dickerman
 Limited
 Partner   555 Fifth Avenue, 9th Floor            1,812.90  Units(2)(6)  6.70%
 Units     New York, NY 10017

Investor   Bryan E. Gordon
 Limited
 Partner   P.O. Box 7533                          1,812.90  Units(2)(7)  6.70%
 Units     Incline Village, NV 89542


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

(2) According to the statement on Schedule 13G originally filed on February 9, 2000 by Madison Avenue Investment Partners, LLC ("MAIP"), Madison Value Fund, LLC ("MVF"), Madison Investment Partners 11, LLC ("MIP 11"), Madison Investment Partners 10 ("MIP 10"), First Equity Realty, LLC ("First Equity"), The Harmony Group II, LLC ("Harmony"), Ronald M. Dickerman and Bryan E. Gordon (collectively, the "Reporting Persons"), as amended by Amendment No. 1 therto dated February 9, 2001 and Amendment No. 2 thereto dated February 14, 2002 (as amended, the "Madison Schedule 13G"), each of MAIP, First Equity, Harmony Group and Reporting Persons may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Exchange Act. According to the Amended Madison Schedule 13G, MAIP is the controlling person of various entities that are the nominee owners of, or the successors by merger to the assets of nominee owners of, Units of Limited Partner Interest (the "Units") of the Issuer. As stated in the Amended Madison Schedule 13G, these nominees, none of which beneficially own 5% or more of the Units, are Madison/AG

     Value Partners III, Cobble Hill Investments, L.P., Madison/WP Value Fund IV, LLC, Madison/WP Value Fund V, Madison Liquidity Investors 100, LLC, Madison Liquidity Investors 103, LLC, Madision Liquidity Investors 111, LLC, and Madison Liquidity Investors 107, LLC. Madison Liquidity Investors 112, LLC is the nominee holder of approximately 0.5% of the Units and is controlled by MVF.

     According to the Madison Schedule 13G, the controlling members of MAIP are First Equity, of which Mr. Dickerman is the Managing Member, and Harmony, of which Mr. Gordon is the Managing Member. The controlling member of MVF is MIP 11. The controlling member of MIP 11 is MAIP. The controlling member of MIP 10 is MAIP.

(3) According to the Madison Schedule 13G, Madison Avenue Investment Partners, LLC has sole voting and dispositive power with respect to 1,812.90 units of the Partnership.

(4) According to the Madison Schedule 13G, First Equity Realty, LLC has shared voting and dispositive power with respect to 1,812.90 units of the Partnership.

(5) According to the Madison Schedule 13G, The Harmony Group II, LLC has shared voting and dispositive power with respect to 1,812.90 units of the Partnership.

(6) According to the Madison Schedule 13G, Ronald M. Dickerman has shared voting and dispositive power with respect to 1,812.90 units of the Partnership.

(7) According to the Madison Schedule 13G, Bryan E. Gordon has shared voting and dispositive power with respect to 1,812.90 units of the Partnership.

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

 (b)      Reports on Form 8-K

          On December 5, 2001, the Partnership filed Form 8-K regarding the sale of Windsor Apartments.

 (c)      Exhibits:

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

               *    Incorporated by reference

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2002.

                                       Krupp Realty Limited Partnership-VII
                                       ----------------------------------------
                                                    (Registrant)

                                   BY: The Krupp Corporation, a General Partner
                                       ----------------------------------------

                                   BY:  /s/ Douglas Krupp
                                       ----------------------------------------
                                       Douglas Krupp
                                       Co-Chairman (Principal Executive Officer)
                                       and Director of The Krupp Corporation

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 1st day of April, 2002.

Signatures                                        Titles

/s/ Douglas Krupp                      Co-Chairman (Principal Executive Officer)
-----------------------------------     and Director of The  Krupp Corporation,a
Douglas Krupp                           General Partner.



/s/ George Krupp                       Co-Chairman (Principal Executive Officer)
-----------------------------------     and Director of the Krupp Corporation, a
George Krupp                            General Partner.



/s/ Frank Apeseche                     President of the Krupp Corporation, a
-----------------------------------     General Partner.
Frank Apeseche

/s/ David Quade                        Treasurer  (Principal  Financial   and
-----------------------------------     Accounting Officer) of the Krupp
David Quade                             Corporation, a General Partner.

                                   APPENDIX A

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES















                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 OF FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE





Report of Independent Accountants                                          F-3


Consolidated Balance Sheets
 at December 31, 2001 and December 31, 2000                                F-4


Consolidated Statements of Operations
 for the Years Ended December 31, 2001, 2000 and 1999                F-5 - F-6


Consolidated Statements of Changes in Partners' Equity (Deficit)
 for the Years Ended December 31, 2001, 2000 and 1999                      F-7


Consolidated Statements of Cash Flows
 for the Years Ended December 31, 2001, 2000 and 1999                      F-8


Notes to Consolidated Financial Statements                           F-9 - F-16


Schedule III - Real Estate and Accumulated Depreciation                    F-17



All other schedules are omitted as they are not applicable, not required, or the information is provided in the consolidated financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Krupp Realty Limited Partnership-VII and Subsidiaries:


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As explained in Note A, the Partnership implemented a liquidation plan to dispose of the remaining real estate assets of the Partnership. At December 31, 2001, the Partnership has completed its disposition of its real estate assets and expects to complete the liquidation and dissolution of the Partnership in 2002. As such, at December 31, 2001, the Partnership has adopted the liquidation basis of accounting.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 26, 2002

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (In Liquidation)
                           December 31, 2001 and 2000


                                     ASSETS

                                                2001              2000
                                            -------------    -------------
Multi-family apartment complexes, net of
  accumulated depreciation
  of $0 and $15,671,250, respectively
  (Note F)                                  $           -    $   7,766,297
Cash and cash equivalents (Note C)              8,968,487          456,851

Cash restricted for tenant security
  deposits                                              -           27,800
Replacement reserve escrow (Note F)                     -           56,043
Due from affiliates (Note I)                       28,737           31,115
Prepaid expenses and other assets                  48,499          476,014
Investment in securities                                -           65,340
Deferred expenses, net of accumulated
  amortization of $0 and $210,020,
  respectively                                          -          105,632
                                            -------------    -------------
         Total assets                       $   9,045,723    $   8,985,092
                                            =============    =============

                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
  Mortgage notes payable (Notes E and F)    $           -    $  10,107,446
  Accrued expenses and other liabilities
   (Note G)                                       103,342          717,537
                                            -------------    -------------
         Total liabilities                        103,342       10,824,983

Commitment (Note H)

Partners' equity (deficit) (Note H):
  Investor Limited Partners (27,184 Units
   outstanding)                                 8,852,957         (946,178)
  Original Limited Partner                              -         (569,931)
  General Partners                                 89,424         (323,782)
                                            -------------    -------------
         Total partners' equity (deficit)       8,942,381       (1,839,891)
                                            -------------    -------------
         Total liabilities and partners'
           equity (deficit)                 $   9,045,723    $   8,985,092
                                            =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (In Liquidation)
              For the Years Ended December 31, 2001, 2000 and 1999


                                         2001           2000           1999
                                     ------------   ------------   ------------
Revenue:
     Rental                          $  3,312,178   $  4,184,217   $  3,970,170
     Interest income                       58,390         18,534         27,447
                                     ------------   ------------   ------------

         Total revenue                  3,370,568      4,202,751      3,997,617
                                     ------------   ------------   ------------

Expenses:
  Operating (Notes E and I)               892,526      1,045,932      1,010,972
  Maintenance                             294,118        321,259        341,331
  Real estate taxes                       367,532        418,345        428,806
  General and administrative (Note I)     282,316        197,064        176,664
  Management fees (Note I)                166,052        185,038        157,467
  Depreciation and amortization         1,013,097      1,444,361      1,552,134
  Interest (Note F)                       701,965        870,240        879,470
                                     ------------   ------------   ------------

         Total expenses                 3,717,606      4,482,239      4,546,844

Loss before gain on sale of
  properties and extraordinary
  loss from early extinguishment
  of debt                                (347,038)      (279,488)      (549,227)

Gain on sale of properties (Note E)    17,780,327              -              -
                                     ------------   ------------   ------------

Income (loss) before extraordinary
  loss from early
  extinguishment of debt               17,433,289       (279,488)      (549,227)

Extraordinary loss from early
  extinguishment of debt                  (90,922)             -              -
                                     ------------   ------------   ------------

Net income (loss) (Note J)           $ 17,342,367   $   (279,488)  $   (549,227)
                                     ============   ============   ============



                                    Continued

               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

              For the Years Ended December 31, 2001, 2000 and 1999

                                         2001           2000           1999
                                     ------------   ------------   ------------
Allocation of net income (loss)
  (Note H):

  Investor Limited Partners
    (27,184 Units outstanding):
      Loss before gain on sale of
        properties and
        extraordinary loss           $ (1,268,551)  $   (276,693)  $   (543,735)
      Gain on sale of properties       17,602,524              -              -
      Extraordinary loss from early
        extinguishment of
        debt                              (90,013)             -              -
                                     ------------   ------------   ------------
      Net income (loss)              $ 16,243,960   $   (276,693)  $   (543,735)
                                     ============   ============   ============

  Investor Limited Partners, Per Unit:
      Loss before gain on sale of
        properties and
        extraordinary loss           $     (46.66)  $     (10.18)  $     (20.00)
      Gain on sale of properties           647.53              -              -
      Extraordinary loss from early
        extinguishment of
        debt                                (3.31)             -              -
                                     ------------   ------------   ------------
      Net income (loss)              $     597.56   $     (10.18)  $     (20.00)
                                     ============   ============   ============

  Original Limited Partner:
      Loss before gain on sale of
        properties and
        extraordinary loss           $    614,081   $          -   $          -
      Gain on sale of properties                -              -              -
      Extraordinary loss from early
        extinguishment of
        debt                                    -              -              -
                                     ------------   ------------   ------------
      Net income (loss)              $    614,081   $          -   $          -
                                     ============   ============   ============

  General Partners:
      Loss before gain on sale of
        properties and
        extraordinary loss           $    307,432   $     (2,795)  $     (5,492)
      Gain on sale of properties          177,803              -              -
      Extraordinary loss from early
        extinguishment of
        debt                                 (909)             -              -
                                     ------------   ------------   ------------
      Net income (loss)              $    484,326   $     (2,795)  $     (5,492)
                                     ============   ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'EQUITY (DEFICIT) (In Liquidation)
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                   Total
                     Investor       Original                       Partners'
                     Limited        Limited        General         Equity/
                     Partners       Partner        Partners        (Deficit)
                     -----------    -----------    ------------    ------------
Balance at
   December 31, 1998 $   867,955    $  (481,602)   $  (293,412)    $     92,941

Net loss                (543,735)             -          (5,492)       (549,227)

Distributions           (496,853)       (44,165)        (11,041)       (552,059)
                     -----------    -----------    ------------    ------------
Balance at
   December 31, 1999    (172,633)      (525,767)       (309,945)     (1,008,345)

Net loss                (276,693)             -          (2,795)       (279,488)

Distributions           (496,852)       (44,164)        (11,042)       (552,058)
                     -----------    -----------    ------------    ------------
Balance at
   December 31, 2000    (946,178)      (569,931)       (323,782)     (1,839,891)

Net income            16,243,960        614,081         484,326      17,342,367

Distributions         (6,444,825)       (44,150)        (71,120)     (6,560,095)
                     -----------    -----------    ------------    ------------
Balance at
   December 31, 2001 $ 8,852,957    $         -    $     89,424    $  8,942,381
                     ===========    ===========    ============    ============


The per Unit distributions for each of the years ended December 31, 2001, 2000 and 1999 was $237.08, $18.28 and $18.28 , respectively, of which $218.80, $0 and
$0 represented a return of capital, respectively.
















               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (In Liquidation)
              For the Years Ended December 31, 2001, 2000 and 1999


                                         2001           2000           1999
                                     ------------   ------------   ------------
Cash flows from operating activities:
     Net income (loss)               $ 17,342,367   $   (279,488)  $   (549,227)
     Adjustments to reconcile net
      income (loss) to net
       cash provided by operating
        activities:
         Depreciation and
          amortization                  1,013,097      1,444,361      1,552,133
         Gain on sale of properties   (17,780,327)             -              -
         Extraordinary loss from
          early retirement of debt         90,922              -              -
         Impairment of securities          65,340              -              -
         Changes in assets and
          liabilities:
           Decrease (increase) in
            restricted cash for
            tenant security deposits       27,800           (544)          (650)
           Decrease (increase) in
            prepaid expenses and
            other assets and due from
            affiliates                    429,893        155,895        (59,107)
           Increase (decrease) in
            accrued expenses and
            other liabilities            (614,195)        28,811         68,729
           Interest earned on
            replacement reserve
            escrow                              -           (787)        (1,023)
                                     ------------   ------------   ------------

               Net cash provided by
                operating activities      574,897      1,348,248      1,010,855
                                     ------------   ------------   ------------

Cash flows from investing activities:
     Deposits to replacement reserve
       escrow                             (29,922)       (50,400)       (50,400)
     Withdrawals from replacement
       reserve escrow                      85,965         67,522            205
     Additions to fixed assets           (371,451)      (362,176)      (812,887)
     Decrease in accrued expenses and
       other liabilities related to
       fixed asset additions                    -         (2,204)        (1,296)
     Proceeds from sale of property,
       net                             19,843,735              -              -
                                     ------------   ------------   ------------

               Net cash provided by
                (used in) investing
                activities             19,528,327       (347,258)      (864,378)
                                     ------------   ------------   ------------

Cash flows from financing activities:
     Principal payments on mortgage
       notes payable                      (86,478)      (112,606)      (103,376)
     Repayment of mortgage notes
       payable                         (4,945,015)             -              -
     Distributions                     (6,560,095)      (552,058)      (552,059)
                                     ------------   ------------   ------------

               Net cash used in
                financing activities  (11,591,588)      (664,664)      (655,435)
                                     ------------   ------------   ------------

Net increase (decrease) in cash and
  cash equivalents                      8,511,636        336,326       (508,958)
Cash and cash equivalents, beginning
  of year                                 456,851        120,525        629,483
                                     ------------   ------------   ------------
Cash and cash equivalents, end
  of year                            $  8,968,487   $    456,851   $    120,525
                                     ============   ============   ============

Non-cash investing and financing
  activities:
     Investment in securities        $          -   $     65,340   $          -
     Assumption of mortgage note
      payable                        $ (5,075,953)  $          -   $          -


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Liquidation)
                                   ----------

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

     As described in Note E, the Partnership sold its remaining real estate investments in 2001 and intends to liquidate the Partnership's remaining assets, distribute its remaining cash and dissolve the Partnership in 2002.


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   ----------

B.   Significant Accounting Policies

     The Partnership uses the following accounting policies for financial reporting purposes, which may differ in certain respects from those used for federal income tax purposes (see Note J):

          Basis of Presentation

          The consolidated financial statements present the consolidated assets,
          liabilities   and  operations  of  Realty-VII  and  Windsor  L.P.  All
          intercompany balances and transactions have been eliminated.

          In connection with its adoption of a liquidation plan during 2001, the Partnership adopted the liquidation basis of accounting which, among other specifications, requires that assets be stated at net realizable value and that a net loss during the liquidation period, if any, be accrued. Management believes there is currently no material liquidation period losses that require accrual.

          The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

          Risks and Uncertainties

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

          Rental Revenue

          Residential leases require the advance payment of monthly base rent. Rental revenue are recorded on the accrual basis.

          Real Estate Assets

          Real estate assets and equipment are stated at depreciated cost. Pursuant to Financial Accounting Standards Board's Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," impairment losses are recorded on long-lived assets used in operations on a property by property basis, when events and circumstances indicate that the real estate assets might be impaired and the estimated undiscounted cash flows, without interest charges, to be generated by those assets are less than the carrying amount of those assets. Upon determination that an impairment has occurred, those assets shall be reduced to fair value less estimated costs to sell.


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

B.    Significant Accounting Policies, Continued


          Real Estate Assets, Continued

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

                  Buildings and improvements                   3 to 25 years

                  Equipment, furnishings and fixtures          3 to 8  years

          Realized gains and losses from sale of real estate assets are recognized when the sale is consummated, the earning process is complete, and the Partnership does not have substantial continuing involvement with the property.

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

          Descriptive Information About Reportable Segments

          The Partnership operated and developed apartment communities which generated rental and other income through the leasing of apartment units. The General Partners separately evaluated the performance of each of the Partnership's apartment communities. However, because each of the apartment communities has similar economic characteristics, facilities, services and tenants, the apartment communities have been aggregated into a single dominant apartment communities segment.

          All revenue are from external customers and no revenue are generated from transactions with other segments. There are no tenants who contributed 10% or more of the Partnership's total revenue during 2001, 2000 or 1999.

          Investment in Securities

          Investment in securities is carried at its original issuance valuation as the common stock is not listed or traded on an exchange and is not considered a marketable security pursuant to Statement of Financial Accounting Standards Opinion No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115").


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

C.   Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 2001 and 2000 consisted of the following:

                                                 2001             2000
                                            -------------    -------------

     Cash and money market accounts         $   8,968,487    $     456,851
                                            =============    =============

D.   Investment in Securities

     On October 5, 2000, the Partnership, as a member of an alliance of major multi-family real estate companies, executed a master lease agreement ("MLA") with a provider of high-speed internet, video and voice services to multi-family communities. Pursuant to the MLA, the Partnership granted the provider preferred lease, license and access rights to provide data services, consisting of high-speed broadband internet access and video services, to the residents at some of its multi-family communities for a ten-year period. In exchange for these rights, the Partnership received 250,843 shares of common stock, which were valued at $.2285 per share or $57,341. In addition, the Partnership will receive 7.5% of the gross revenues that the provider obtains from providing its services as well as a fixed amount for each resident that executes a subscriber agreement. In conjunction with the execution of the MLA, the Partnership made an investment of $5,751 in exchange for 25,164 additional shares of common stock also valued at $.2285 per share. The Partnership incurred approximately $2,248 in closing costs related to the acquisition by the Partnership and the closing costs incurred were recorded as an investment in securities in the financial statements as of December 31, 2000.

     On November 20, 2001, concurrent with the sale of the Partnership remaining multi-family apartment community, the General Partners determined that the MLA and the related common stock were worthless. The loss associated with the write-off of these assets was approximately $8,000 and is included in operating expenses on the Consolidated Statement of Operations for the year ended December 31, 2001.

E.   Sale of Property

     On August 29, 2001, the Partnership sold Courtyards Village Apartments, a 224-unit multi-family apartment community, located in Naperville, Illinois, to an unaffiliated third party. The Partnership received $7,608,399, net of closing costs of $83,648 and debt of $5,075,953 assumed by the buyer, and repaid accrued interest of $30,106. For financial reporting purposes, the Partnership realized a gain of $9,166,649 on the sale. The gain was calculated as the difference between the property's selling price less net book value of the property and closing costs.

     On November 20, 2001, the Partnership sold Windsor Apartments ("Windsor") to an unaffiliated third party. Windsor is a 300-unit multi-family apartment located in Garland, Texas. The Partnership received $12,235,336, less payoff of closing costs of $80,518 and payment of the mortgage note payable and accrued interest of $4,971,598. A gain of $8,613,678 was realized on the sale for financial reporting purposes, which was calculated as the difference between the property's selling price less net book value of the property and closing costs.


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

F.   Mortgage Notes Payable

     The  properties  that  were  owned  by  the  Partnership  were  pledged  as collateral for the respective non-recourse mortgage notes payable outstanding at December 31, 2000. Mortgage notes payable consisted of the following:



                             Principal                Annual
                     --------------------------      Interest        Maturity
      Property          2001            2000           Rate            Date
     --------------- -----------    -----------    ------------    ------------

     Courtyards
      Village
      Apartments     $         -    $ 5,109,846         7.88%    August 1, 2007

     Windsor
      Apartments     $         -      4,997,600         9.25%       May 1, 2001
                     -----------    -----------

          Total      $         -    $10,107,446
                     ===========    ===========

          Courtyards Village

          Concurrent with the sale of Courtyards Village, the mortgage note was assumed by the buyer on August 29, 2001.

          On July 30, 1997, the Partnership refinanced the Courtyards Village mortgage note. The property was refinanced with a $5,280,000 non-recourse mortgage note payable at the rate of 7.88% per annum with monthly principal and interest payments of $38,302. The mortgage note, which was collateralized by the property, was scheduled to mature on August 1, 2007 at which time the remaining principal (approximately $4,658,637) and any accrued interest would have been due. The note could be prepaid, subject to a prepayment premium, at any time with 30 days notice. The Partnership used the majority of the proceeds from the refinancing to repay the existing mortgage note on the property of $3,172,809, pay closing costs of $136,040 and to establish various escrows. As part of the refinancing, the Partnership was required to establish a $9,525 repair escrow and a replacement reserve escrow. The replacement reserve escrow required no initial deposit at the close and monthly deposits of $4,200 which began on September 1, 1998.

          Windsor Apartments

          Concurrent with the sale of Windsor Apartments, the mortgage note payable was repaid in full on November 20, 2001.

          On April 27, 2001, the General Partners signed an agreement extending the mortgage note payable on Windsor Apartments, under original terms, until May 1, 2002. The Partnership paid an extension fee of $24,962 for this privilege. The property was subject to a non-recourse mortgage note payable in the original amount of $5,300,000, based on a 30-year amortization and payable at the rate of 9.25% per annum in equal monthly installments of $43,602, consisting of principal and interest. At maturity, all unpaid principal, approximately $5,021,000, and any accrued interest would have been due.

     The Partnership paid interest on its borrowings in the amounts of $701,965, $870,240, and $879,470 during the years ended December 31, 2001, 2000 and 1999, respectively.


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

G.   Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities consisted of the following at December 31, 2001 and 2000:

                                                 2001             2000
                                            -------------    -------------

        Accounts payable                    $       2,973    $       8,338
        Accrued real estate taxes                       -          419,230
        Other liabilities                         100,369          203,556
        Tenant security deposits                        -           57,461
        Prepaid rent                                    -           28,952
                                            -------------    -------------

                                            $     103,342    $     717,537
                                            =============    =============

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

     Under the terms of the Partnership Agreement, cash distributions are made on the same basis as the allocations of profits described above. Pursuant to the Partnership Agreement, proceeds from Capital Transactions shall first be applied to the payment of all debts and liabilities of the Partnership and second to fund reserves for contingent liabilities. The remaining net cash proceeds will then be allocated and distributed 99% to the Investor Limited Partners until they have received a return of their total invested capital plus a 9% per annum cummulative return and 1% to the General Partners, thereafter net cash proceeds will be distributed in accordance with the Partnership Agreement.

     The Partnership entered into a Sales Agent Agreement for the public offering of Units. Under that Agreement, the Partnership was required to pay to the sales agent underwriting commissions and related financial consulting fees equal to 9% of the gross proceeds from the offering. In addition, the sales agent will be entitled to receive, over the life of the Partnership, a subordinated financial consulting fee based upon the net cash proceeds received by the Partnership as a result of sales and refinancings of Partnership properties, which fee shall be in an amount not exceeding 1.5% of the gross proceeds of the offering of Units. No such fees will, however, be payable unless and until all Partners have received a return of their Invested Capital and the Investor Limited Partners have received a 9% per annum cumulative return. The Partnership does not expect to incur any subordinated financial consulting fees.



                                   Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

H.   Partners' Equity, Continued

     As of December 31, 2001, the following cumulative partner contributions and allocations have been made since the inception of the Partnership:

                                                                   Total
                     Investor       Original                       Partners'
                     Limited        Limited        General         Equity/
                     Partners       Partner        Partners        (Deficit)
                     -----------    -----------    ------------    ------------

     Capital
      contributions  $27,184,000    $     4,000    $    136,891    $ 27,324,891
     Syndication
      costs           (3,697,375)             -        (135,891)     (3,833,266)
     Distributions:
       Operation      (6,962,887)      (618,922)       (154,730)     (7,736,539)
       Capital
        transaction   (8,289,769)             -         (83,460)     (8,373,229)
     Income (loss):
       Operations    (16,836,322)       614,922         150,298     (16,071,102)
       Capital
        transaction   17,455,310              -         176,316      17,631,626
                     -----------    -----------    ------------    ------------
     Balance at
       December 31,
       2001          $ 8,852,957    $         -    $     89,424    $  8,942,381
                     ===========    ===========    ============    ============

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

     Amounts accrued or paid to the General Partners' affiliates during the years ended December 31, 2001, 2000 and 1999 were as follows:

                                         2001           2000           1999
                                     ------------   ------------   ------------
        Property management fees     $    166,052   $    185,038   $    157,467
        Expense reimbursements            313,823        203,128        196,973
                                     ------------   ------------   ------------

          Charged to operations      $    479,875   $    388,166   $    354,440
                                     ============   ============   ============

     Expense  reimbursements  due from  affiliates  of $28,737 and $31,115  were
     included  in  due  from   affiliates   at  December   31,  2001  and  2000,
     respectively.

                                   Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

J.   Federal Income Taxes

     For federal income tax purposes, the Partnership is depreciating property using the Accelerated Cost Recovery System ("ACRS") and the Modified Accelerated Cost Recovery System ("MACRS") depending on which is applicable.

     The reconciliation of the net income (loss) reported in the accompanying Consolidated Statement of Operations with the net income (loss) reported in the Partnership's federal income tax return for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                         2001           2000           1999
                                     ------------   ------------   ------------
     Net income (loss) per
      Consolidated Statement of
      Operations                     $ 17,342,367   $   (279,488)  $   (549,227)

          Difference in book and tax
           depreciation and
           amortization                   616,820        432,720        215,924

          Difference between book and
           tax gain on sale
           of property                  1,752,185              -              -

          Bonus and Severance Pay         (44,230)             -              -

          Rental adjustment required
           by generally accepted
           accounting principles           (4,697)        (4,246)          (399)
                                     ------------   ------------   ------------

     Net income (loss) for federal
      income tax purposes            $ 19,662,445   $    148,986   $   (333,702)
                                     ============   ============   ============


     The allocation of the net income for federal income tax purposes for the year ended December 31, 2001 is as follows:

                                      Portfolio       Passive
                                        Income         Income          Total
                                     ------------   ------------   ------------

     Investor Limited Partners       $     52,550   $ 18,459,523   $ 18,512,073
     Original Limited Partner               4,670        598,349        603,019
     General Partners                       1,167        546,186        547,353
                                     ------------   ------------   ------------
                                     $     58,387   $ 19,604,058   $ 19,662,445
                                     ============   ============   ============


     For the years ended December 31, 2001, 2000 and 1999, the per Unit net income (loss) to the Investor Limited Partners for federal income tax purposes was $681.00, $4.93 and $(12.15), respectively.

     The basis of the Partnership's assets for financial reporting purposes exceeds its tax basis by approximately $97,000 and $1,193,000 at December 31, 2001 and 2000, respectively. The basis of the Partnership's liabilities for financial reporting purposes exceeds its tax basis by approximately $22,000 at December 31, 2001 and is less than its tax basis by approximately $3,483,000 at December 31, 2000.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001
                                   ----------

Reconciliation of Real Estate and Accumulated Depreciation for each of the three years in the period ended December 31, 2001:

                                         2001           2000           1999
                                     ------------   ------------   ------------

Real Estate

  Balance at beginning of year       $ 23,437,547   $ 23,075,371   $ 22,262,484

  Acquisition and improvements            371,451        362,176        812,887

  Sale of property                    (23,808,998)             -              -
                                     ------------   ------------   ------------

  Balance at end of year             $          -   $ 23,437,547   $ 23,075,371
                                     ============   ============   ============



                                         2001           2000           1999
                                     ------------   ------------   ------------

Accumulated Depreciation

  Balance at beginning of year       $ 15,671,250   $ 14,265,488   $ 12,751,953

  Depreciation expense                    998,388      1,405,762      1,513,535

  Sale of property                    (16,669,638)             -              -
                                     ------------   ------------   ------------

  Balance at end of year             $          -   $ 15,671,250   $ 14,265,488
                                     ============   ============   ============


The aggregate cost of the Partnership's real estate for federal income tax purposes is $0 and the aggregate accumulated depreciation for federal income tax purposes is $0.