Form 10-Q
period 2002-03-31
KRUPP REALTY LTD PARTNERSHIP VII
filed 2002-05-15
CIK 751570

PART I. FINANCIAL INFORMATION



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q
(Mark  One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended           March 31, 2002
                                           ----------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  To
                                           -----------------  -----------------

                         Commission File number 0-14377
                                               ---------

                      Krupp Realty Limited Partnership-VII
-------------------------------------------------------------------------------

Massachusetts                                          04-2842924
--------------------------------------     ------------------------------------
(State or other jurisdiction of               (IRS employer identification no.)
incorporation or organization

One Beacon Street, Boston, Massachusetts                               02108
------------------------------------------------------------------ ------------
(Address of principal executive                                     (Zip code)
offices)

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

                                 Yes    [X]       No [ ]


The total number of pages in this document is 9.

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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (In Liquidation)

                                     ASSETS

                                            (Unaudited)
                                              March 31,        December 31,
                                                2002               2001
                                            ------------       ------------
Cash and cash equivalents                   $  1,363,043       $  8,968,487
Due from affiliates                               23,732             28,737
Prepaid expenses and other assets                 48,497             48,499

                                            ------------       ------------
         Total assets                       $  1,435,272       $  9,045,723
                                            ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued expenses and other liabilities    $     82,381       $    103,342
                                            ------------       ------------
         Total liabilities                        82,381            103,342

Partners' equity (Note 2):
  Investor Limited Partners (27,184 units
   outstanding)                                1,339,362          8,852,957
  Original Limited Partner                             -                  -
  General Partners                                13,529             89,424
                                            ------------       ------------
    Total partners' equity                     1,352,891          8,942,381

                                            ------------       ------------
    Total liabilities and partners' equity  $  1,435,272       $  9,045,723
                                            ============       ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (In Liquidation)

                                   (Unaudited)

                                               For the Three Months Ended
                                                       March 31,
                                            -------------------------------
                                                2002               2001
                                            ------------       ------------

Revenue:
     Rental                                 $      1,556      $   1,058,303
     Interest income                              38,003              3,369

                                            ------------       ------------
         Total revenue                            39,559          1,061,672

Expenses:
     Operating (Note 3)                            7,293            299,525
     Maintenance                                   1,196             87,447
     Real estate taxes                                 -            108,003
     General and administrative (Note 3)             305             99,819
     Management fees (Note 3)                      7,794             47,112
     Depreciation and amortization                     -            340,401
     Interest                                          -            241,109
                                            ------------       ------------
         Total expenses                           16,588          1,223,416

                                            ------------       ------------
Net loss                                    $     22,971       $   (161,744)
                                            ============       ============

Allocation of net income (loss) (Note 2):

     Investor Limited Partners (27,184 units
      outstanding):
         Net loss                           $     22,741       $   (160,127)
                                            ============       ============

     Investor Limited Partners,
       Per Unit:
         Net loss                           $       0.84       $      (5.89)
                                            ============       ============

     Original Limited Partner:
         Net loss                           $          -       $          -
                                            ============       ============

     General Partners:
         Net loss                           $        230       $     (1,617)
                                            ============       ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (In Liquidation)

                                   (Unaudited)

                                              For the Three Months Ended
                                                       March 31,
                                            -------------------------------
                                                2002               2001
                                            ------------       ------------

Cash flows from operating activities:
     Net loss                               $     22,971       $   (161,744)
     Adjustment to reconcile net loss to net
      cash provided by operating activities:
        Depreciation and amortization                  -            340,401
     Changes in assets and liabilities:
        Increase in restricted cash for
         tenant security deposits                      -               (193)
        Decrease in prepaid expenses and
         other assets                              5,007            156,386
        Decrease in accrued expenses and
         other liabilities                       (20,961)          (104,190)
                                            ------------       ------------
           Net cash (used in) provided by
            operating activities                   7,017            230,660
                                            ------------       ------------

Cash flows from investing activities:
     Deposits to replacement reserve escrow            -             (8,400)
     Additions to fixed assets                         -            (72,714)
                                            ------------       ------------
           Net cash used in investing
            activities                                 -            (81,114)
                                            ------------       ------------

Cash flows from financing activities:
     Principal payments on mortgage notes
      payable                                          -            (29,565)
     Distributions                            (7,612,461)          (275,938)
                                            ------------       ------------
               Net cash used in financing
                activities                    (7,612,461)          (305,503)
                                            ------------       ------------

Net decrease in cash and cash equivalents     (7,605,444)          (155,957)

Cash and cash equivalents,
 beginning of period                           8,968,487            456,851
                                            ------------       ------------
Cash and cash equivalents,
 end of period                              $  1,363,043       $    300,894
                                            ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Liquidation)


(1)  Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted in this report on form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. In the opinion of the General Partners of Krupp Realty Limited Partnership-VII and Subsidiaries (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See notes to the Consolidated Financial Statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of March 31, 2002 and its results of operation and cash flows for the three months ended March 31, 2002 and 2001.

     During 2001, the Partnership sold its remaining real estate investments and intends to liquidate the Partnership's remaining assets, distribute its remaining cash and dissolve the Partnership in 2002.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Changes in Partners' Equity

     A summary of changes in Partners' equity for the three months ended March 31, 2002 is as follows:

                         Investor     Original                  Total
                         Limited      Limited      General      Partners'
                         Partners     Partner      Partners     Equity
                         -----------  -----------  ----------  ------------

     Balance at
      December 31, 2001  $ 8,852,957  $         -  $    89,424  $ 8,942,381

     Net loss                 22,741            -          230       22,971

     Distributions        (7,536,336)           -      (76,125)  (7,612,461)

                         -----------  -----------  -----------  -----------
     Balance at
      March 31, 2002     $ 1,339,362  $         -  $    13,529  $ 1,352,891
                         ===========  ===========  ===========  ===========




                                   Continued

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

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

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                                              For the Three Months Ended
                                                       March 31,
                                            -------------------------------
                                                2002               2001
                                            ------------       ------------

                  Property management fees  $      7,794       $     47,112

                  Expenses reimbursement             175            117,687

                                            ------------       ------------
                    Charged to operations   $      7,969       $    164,799
                                            ============       ============

     Expense reimbursements due from affiliates of $23,732 and 28,737 were included in due from affiliates at March 31, 2002 and December 31, 2001, respectively.

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

Liquidity and Capital Resources

On November 20, 2001, the Partnership sold Windsor Apartments, a 300-unit multi-family apartment community to an unaffiliated third party. The Partnership received $12,235,336, net of closing costs of $80,518 and payoff of mortgage payable and accrued interest of $4,971,598.

On August 29, 2001, the Partnership sold Courtyards Village, a 224-unit multi-family apartment complex to an unaffiliated third party. The Partnership received $7,608,399 for the sale, net of closing costs of $83,648 and debt of $5,075,953 assumed by the buyer, and repaid the mortgage note payable and accrued interest of $30,106.

As of December 31, 2001, the Partnership has no investment in any multi-family apartment communities.

Operations

The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the three months ended March 31, 2002 and 2001.

Net income increased during the three months ended March 31, 2002 when compared to the same period in 2001 due to sale of the Partnership's remaining real estate assets in August and November of 2001.

Total revenue for the three months ended March 31, 2002 decreased when compared to the three months ended March 31, 2001. Rental income decreased due to the sale of the Partnership's remaining real estate assets in 2001. Interest income earned increased substantially from the cash proceeds received from the sale of the Partnership's real estate properties.

Total expenses for the quarter ended March 31, 2002 decreased significantly when compared to the same period in 2001 since the Partnership no longer has ownership in any real estate properties as of December 31, 2001.

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

A detailed analysis of quantitative and qualitative market risk exposures was provided in the in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in market risk subsequent to that date.

All of the Partnership's mortgage debt was repaid as of December 31, 2001.

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

                                          Krupp Realty Limited Partnership-VII
                                          -------------------------------------
                                                      (Registrant)

                                      BY: /s/ David C. Quade
                                          -------------------------------------
                                           David C. Quade
                                           Treasurer  (Principal  Financial  and
                                            Accounting Officer) of The Krupp
                                            Corporation, a General Partner


DATE:  May 15, 2002