Form 10-Q
period 2002-06-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 2002-08-14
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q
(Mark  One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended            June 30, 2002
                                           -----------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                  To
                                           ----------------    ----------------

              Commission File number             0-14377
                                     -----------------------------

                      Krupp Realty Limited Partnership-VII
-------------------------------------------------------------------------------

Massachusetts                                                  04-2842924
------------------------------------------------------- -----------------------
(State or other jurisdiction of                          (IRS employer
incorporation or organization                              identification no.)


One Beacon Street, Boston, Massachusetts                         02108
----------------------------------------------------- -------------------------
(Address of principal executive                               (Zip code)
offices)

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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (In Liquidation)

                                     ASSETS

                                       (Unaudited)
                                         June 30,     December 31,
                                           2002           2001
                                       ------------   ------------

Cash and cash equivalents              $  1,334,793   $  8,968,487
Due from affiliates                          30,617         28,737
Prepaid expenses and
 other assets                                47,420         48,499
                                       ------------   ------------
         Total assets                  $  1,412,830   $  9,045,723
                                       ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued expenses and other
   liabilities                         $     71,638   $    103,342
                                       ------------   ------------
         Total liabilities                   71,638        103,342

Partners' equity (Note 2):
     Investor Limited Partners
      (27,184 units outstanding)          1,327,780      8,852,957
     Original Limited Partner                     -              -
     General Partners                        13,412         89,424
                                       ------------   ------------
         Total partners' equity           1,341,192      8,942,381

                                       ------------   ------------
         Total liabilities and partners'
          equity                       $  1,412,830   $  9,045,723
                                       ============   ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (In Liquidation)

                                   (Unaudited)


                              For the Three Months     For the Six Months Ended
                                 Ended June 30,                June 30,
                            ------------------------   ------------------------
                               2002          2001          2002         2001
                            -----------  -----------   -----------  -----------

Revenue:
     Rental                 $     1,486  $ 1,051,531   $     3,042  $ 2,109,834
     Interest income              5,986        2,225        43,989        5,594
                            -----------  -----------   -----------  -----------
         Total revenue            7,472    1,053,756        47,031    2,115,428

Expenses:
     Operating (Note 3)          (3,447)     287,630         3,846      587,155
     Maintenance                   (211)     102,575           985      190,022
     Real estate taxes                -      118,951             -      226,954
     General and
      administrative(Note 3)     22,829       58,759        23,134      158,578
     Management fees(Note 3)          -       45,189         7,794       92,301
     Depreciation and
      amortization                    -      344,409             -      684,810
     Interest                         -      218,010             -      459,119
                            -----------  -----------   -----------  -----------
         Total expenses          19,171    1,175,523        35,759    2,398,939
                            -----------  -----------   -----------  -----------
Net Income (loss)           $   (11,699) $  (121,767)  $    11,272  $  (283,511)
                            ===========  ===========   ===========  ===========

Allocation of net income (loss) (Note 2):

     Investor Limited Partners
      (27,184 units outstanding):
         Net Income (loss)  $   (11,582) $  (120,549)  $    11,159  $  (280,676)
                            ===========  ===========   ===========  ===========

     Investor Limited Partners,
     Per Unit:
         Net Income (loss)  $     (0.42) $     (4.43)  $      0.41  $    (10.33)
                            ===========  ===========   ===========  ===========

     Original Limited Partner:
         Net Income         $         -  $         -   $         -  $         -
                            ===========  ===========   ===========  ===========

     General Partners:
         Net Income (loss)  $      (117) $    (1,218)  $       113  $    (2,835)
                            ===========  ===========   ===========  ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (In Liquidation)

                                   (Unaudited)

                                        For the Six Months Ended
                                                 June 30,
                                       ---------------------------
                                           2002           2001
                                       ------------   ------------

Cash flows from operating activities:
     Net income (loss)                 $     11,272   $   (283,511)
     Adjustment to reconcile net loss
      to net cash provided by
      operating activities:
        Depreciation and amortization             -        684,810
        Changes in assets and
         liabilities:
           Increase in restricted cash
            for tenant security deposits          -           (222)
           (Increase) decrease in prepaid
            expenses and other assets          (801)       134,660
           Decrease in accrued expenses
            and other liabilities           (31,704)       (98,749)
                                       ------------   ------------
             Net cash (used in)
              provided by operating
              activities                    (21,233)       436,988
                                       ------------   ------------

Cash flows from investing activities:
     Deposits to replacement reserve
      escrow                                      -        (21,000)
     Fixed asset additions                        -       (292,716)
     Increase in accrued expenses and
      other liabilities related to
      fixed assets additions                      -          2,346
                                       ------------   ------------
             Net cash used in
              investing activities                -       (311,370)
                                       ------------   ------------

Cash flows from financing activities:
     Principal payments on mortgage
      notes payable                               -        (59,896)
     Distributions                       (7,612,461)      (275,938)
                                       ------------   ------------
             Net cash used in financing
              activities                 (7,612,461)      (335,834)
                                       ------------   ------------

Net decrease in cash and cash
 equivalents                             (7,633,694)      (210,216)

Cash and cash equivalents, beginning
 of period                                8,968,487        456,851
                                       ------------   ------------

Cash and cash equivalents, end
 of period                             $  1,334,793   $    246,635
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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of June 30, 2002, its results of operation for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

     During 2001, the Partnership sold its remaining real estate investments, and its intention is to liquidate the Partnership's remaining assets, distribute its remaining cash and dissolve the Partnership in 2002.

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Changes in Partners' Equity

     A summary of changes in Partners' equity for the six months ended June 30, 2002 is as follows:

                             Investor     Original                   Total
                             Limited      Limited       General      Partners'
                             Partners     Partner       Partners     Equity
                            -----------  -----------   -----------  -----------

         Balance at
          December 31, 2001 $ 8,852,957  $         -   $    89,424  $ 8,942,381

         Net Income              11,159            -           113       11,272

         Distributions       (7,536,336)           -       (76,125)  (7,612,461)
                            -----------  -----------   -----------  -----------

         Balance at
          June 30, 2002     $ 1,327,780  $         -   $    13,412  $ 1,341,192
                            ===========  ===========   ===========  ===========

             KRUPP REALTY LIMITED PARTNERSHIP - VII AND SUBSIDIARIES

(3)  Related Party Transactions

     During 2001, the Partnership paid property management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                              For the Three Months     For the Six Months Ended
                                 Ended June 30,                June 30,
                            ------------------------   ------------------------
                               2002          2001          2002         2001
                            -----------  -----------   -----------  -----------

     Property management
      fees                  $         -  $    45,189   $     7,794  $    92,301

     Expenses reimbursement           -       67,900           175      185,587
                            -----------  -----------   -----------  -----------
      Charged to operations $         -  $   113,089   $     7,969  $   277,888
                            ===========  ===========   ===========  ===========

     Expense reimbursements due from affiliates of $30,617 and $28,737 were included in due from affiliates at June 30, 2002 and December 31, 2001, respectively.

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

As of June 30, 2002 and December 31, 2001, the Partnership has no investment in any multi-family apartment communities.

Operations

The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the three and six months ended June 30, 2002 and 2001.

Net income increased during the three and six months ended June 30, 2002 when compared to same period in 2001 due to sale of the Partnership's remaining real estate assets in August and November of 2001.

Total revenue for the six months ended June 30, 2002 decreased when compared to the six months ended June 30, 2001 as a result of the sale of the Partnerships' properties. Interest income earned increased substantially from the cash proceeds received from the sale of the Partnership's real estate properties.

Total expenses for the quarter ended June 30, 2002 decreased significantly when compared to the same period in 2001 since the Partnership no longer has ownership in any real estate properties as of December 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Partnership manages its market risk by matching projected cash inflows from operating activities, investing activities and financing activities with projected cash outflows to fund distributions and other cash requirements.

A detailed analysis of quantitative and qualitative market risk exposures was provided in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes in market risk subsequent to that date.

All of the Partnership's mortgage debt was repaid as of June 30, 2002 and December 31, 2001.

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

                                       Krupp Realty Limited Partnership-VII
                                       ----------------------------------------
                                                    (Registrant)

                                  BY:  /s/ David C. Quade
                                       ----------------------------------------
                                        David C. Quade
                                        Treasurer  (Principal Financial and
                                         Accounting Officer) of The Krupp
                                         Corporation, a General Partner


DATE:  August 14, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Krupp Realty Limited Partnership-VII (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Quade, Principal Financial and Accounting Officer of The Krupp Corporation, a General Partner of the Partnership, certify, pursuant to U.S.C. ss. 1350 as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition of the Partnership as of June 30, 2002 and the results of operations of the Partnership for the three month period then ended.



\s\ David C. Quade
------------------------------------------
David C. Quade
Principal Financial and Accounting Officer