Form 10-Q
period 2002-09-30
KRUPP REALTY LTD PARTNERSHIP VII
filed 2002-11-14
CIK 751570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q
(Mark  One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended           September 30, 2002
                                            ------------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from                 To
                                            ---------------    -----------------

                     Commission File number     0-14377
                                            ----------------

                      Krupp Realty Limited Partnership-VII
--------------------------------------------------------------------------------

Massachusetts                                                04-2842924
-------------------------------------------------- -----------------------------
(State or other jurisdiction of                          (IRS employer
incorporation or organization                             identification no.)


One Beacon Street, Boston, Massachusetts                              02108
---------------------------------------------------------------- ---------------
(Address of principal executive                                     (Zip code)
offices)

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

                                 Yes  [X]              No  [ ]



The total number of pages in this document is 14.

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

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   (Unaudited)
                                                   September 30,   December 31,
                                                      2002             2001
                                                   ------------    ------------

Cash and cash equivalents                          $  1,351,426    $  8,968,487
Due from affiliates                                           -          28,737
Prepaid expenses and other assets                             -          48,499
                                                   ------------    ------------

         Total assets                              $  1,351,426    $  9,045,723
                                                   ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accrued expenses and other liabilities           $          -    $    103,342
                                                   ------------    ------------

         Total liabilities                                    -         103,342

Partners' equity (Note 2):
  Investor Limited Partners (27,184 units
   outstanding)                                       1,337,912       8,852,957
  Original Limited Partner                                    -               -
  General Partners                                       13,514          89,424
                                                   ------------    ------------

         Total partners' equity                       1,351,426       8,942,381
                                                   ------------    ------------

         Total liabilities and partners' equity    $  1,351,426    $  9,045,723
                                                   ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                               For the Three Months      For the Nine Months
                                Ended September 30,       Ended September 30,
                             ------------------------  ------------------------
                                2002          2001         2002         2001
                             -----------  -----------  -----------  -----------

Revenue:
   Rental                    $    30,175  $   887,186  $    33,217  $ 2,997,020
   Interest income                 5,918       24,992       49,907       30,586
                             -----------  -----------  -----------  -----------

         Total revenue            36,093      912,178       83,124    3,027,606

Expenses:
   Operating (Note 3)             27,615      252,629       31,461      839,784
   Maintenance                     8,891       62,314        9,876      252,336
   Real estate taxes                   -       93,898            -      320,852
   General and administrative
       (Note 3)                  (10,647)      60,206       12,487      218,784
   Management fees (Note 3)            -       40,761        7,794      133,062
   Depreciation and
    amortization                       -      266,738            -      951,548
   Interest                            -      178,199            -      637,318
                             -----------  -----------  -----------  -----------

         Total expenses           25,859      954,745       61,618    3,353,684
                             -----------  -----------  -----------  -----------

Income (loss) before gain on
 sale of property                 10,234      (42,567)      21,506     (326,078)

Gain on sale of property
 (Note 1)                              -    9,190,484            -    9,190,484
                             -----------  -----------  -----------  -----------

Net income                   $    10,234  $ 9,147,917  $    21,506  $ 8,864,406
                             ===========  ===========  ===========  ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                                   (Unaudited)

                               For the Three Months      For the Nine Months
                                Ended September 30,       Ended September 30,
                             ------------------------  ------------------------
                                2002         2001          2002         2001
                             -----------  -----------  -----------  -----------
Allocation of  net income
 (Note 2):

Investor Limited Partners
 (27,184 units outstanding):
   Income (loss) before gain
    on sale of Property      $    10,132  $   (42,141)      21,291  $  (322,817)
   Gain on sale of property            -    9,098,579            -    9,098,579
                             -----------  -----------  -----------  -----------
   Net income                $    10,132  $ 9,056,438  $    21,291  $ 8,775,762
                             ===========  ===========  ===========  ===========

Investor Limited Partners
  Per Unit:
   Income (loss) before gain
    on sale of Property      $      0.37  $     (1.55)        0.78  $    (11.88)
   Gain on sale of property            -       334.70            -       334.70
                             -----------  -----------  -----------  -----------
   Net income                $      0.37  $    333.15  $      0.78  $    322.82
                             ===========  ===========  ===========  ===========

Original Limited Partner:
   Income (loss) before gain
    on sale of Property      $         -  $         -  $         -            -
   Gain on sale of property            -            -            -            -
                             -----------  -----------  -----------  -----------
   Net income                $         -   $        -  $         -  $         -
                             ===========  ===========  ===========  ===========

General Partners:
   Income (loss) before gain
    on sale of Property      $       102  $      (426) $       215  $    (3,261)
   Gain on sale of property            -       91,905            -       91,905
                             -----------  -----------  -----------  -----------
   Net income                $       102  $    91,479  $       215  $    88,644
                             ===========  ===========  ===========  ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                    For the Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Cash flows from operating activities:
  Net income                                       $     21,506    $  8,864,406
  Adjustment to reconcile net loss to net cash
   provided by operating activities:
    Interest earned on replacement reserve escrow             -               -
    Depreciation and amortization                             -         951,548
    Gain on sale of property                                  -      (9,190,484)
    Changes in assets and liabilities:
      Increase in restricted cash for tenant
       security deposits                                      -            (111)
      Decrease in prepaid expenses and other assets      77,236         126,384
      Decrease in accrued expenses and other
       liabilities                                     (103,342)       (244,400)
                                                   ------------    ------------
       Net cash (used in) provided by operating
        activities                                       (4,600)        507,343
                                                   ------------    ------------

Cash flows from investing activities:
  Deposits to replacement reserve escrow                      -         (29,922)
  Withdrawals from replacement reserve escrow                 -          85,965
  Fixed asset additions                                       -        (334,400)
  Proceeds from sale of property                              -      12,707,450
                                                   ------------    ------------

       Net cash provided by investing activities              -      12,429,093
                                                   ------------    ------------

Cash flows from financing activities:
  Principal payments on mortgage notes payable                -         (80,911)
  Repayment of mortgage note payable                          -      (5,075,953)
  Distributions                                      (7,612,461)     (6,560,095)
                                                   ------------    ------------

       Net cash used in financing activities         (7,612,461)    (11,716,959)
                                                   ------------    ------------

Net (decrease) increase in cash and cash
 equivalents                                         (7,617,061)      1,219,477

Cash and cash equivalents, beginning of period        8,968,487         456,851

                                                   ------------    ------------
Cash and cash equivalents, end of period           $  1,351,426    $  1,676,328
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

     In the opinion of the General Partners of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's consolidated financial position as of September 30, 2002, its results of operation for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

     During 2001, the Partnership sold its remaining real estate investments and intends to liquidate the Partnership `s remaining assets, distribute its remaining cash and dissolve the Partnership in 2002.

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

(2)  Changes in Partners' Equity

     A summary of changes in Partners' equity for the nine months ended September 30, 2002 is as follows:

                              Investor     Original                  Total
                              Limited      Limited      General      Partners'
                              Partners     Partner      Partners     Equity
                             -----------  -----------  -----------  -----------
         Balance at
          December 31, 2001  $ 8,852,957  $         -  $    89,424  $ 8,942,381

         Net Income               21,291            -          215       21,506

         Distributions        (7,536,336)           -      (76,125)  (7,612,461)
                             -----------  -----------  -----------  -----------

         Balance at
          September 30, 2002 $ 1,337,912  $         -  $    13,514  $ 1,351,426
                             ===========  ===========  ===========  ===========


                                    Continued

              KRUPP REALTY LIMITED PARTNERSHIP-VII AND SUBSIDIARIES

(3)  Related Party Transactions

     During 2001, the partnership paid management fees to an affiliate of the General Partners for management services. Pursuant to the management agreements, management fees are payable monthly at a rate of 5% of gross receipts from residential properties under management. The Partnership also reimburses affiliates of the General Partners for certain expenses incurred in connection with the operation of the Partnership and its properties, including administrative expenses.

     Amounts accrued or paid to the General Partners' affiliates were as follows:

                               For the Three Months      For the Nine Months
                                Ended September 30,       Ended September 30,
                             ------------------------  ------------------------
                                2002         2001         2002          2001
                             -----------  -----------  -----------  -----------

     Property management fees$         -  $    40,761  $     7,794  $   133,062

     Expenses reimbursement           83       69,735          258      255,322
                             -----------  -----------  -----------  -----------
       Charged to operations $        83  $   110,496  $     8,052  $   388,384
                             ===========  ===========  ===========  ===========

     Expense reimbursements due from affiliates of $0 and $28,737 was included in due from affiliates at September 30,2002 and December 31, 2001, respectively.

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

Operations

The following discussion relates to the operations of the Partnership and its properties (Courtyards Village and Windsor Apartments) for the three and nine months ended September 30, 2002 and 2001.

Net income decreased during the three and nine months ended September 30, 2002 when compared to same period in 2001 due to sale of the Partnership's remaining real estate assets in August and November of 2001.

Total revenue for the nine months ended September 30, 2002 decreased when compared to the nine months ended September 30, 2001. Interest income earned increased substantially from the cash proceeds received from the sale of the Partnership's real estate properties.

Total expenses for the quarter ended September 30, 2002 decreased significantly when compared to the same period in 2001 since the Partnership no longer has ownership in any real estate properties as of December 31, 2001.

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


DATE:  November 14, 2002

Certifications

I, Douglas Krupp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Realty Limited Partnership - VII;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                /s/ Douglas Krupp
                           ---------------------------
                                  Douglas Krupp
                           Principal Executive Officer

Certifications

I, David C. Quade, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Realty Limited Partnership - VII;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

3. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                               /s/ David C. Quade
                            ------------------------
                                 David C. Quade
                            Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Krupp Realty Limited Partnership-VII (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David C. Quade, Principal Financial and Accounting Officer of The Krupp Corporation, a General Partner of the Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition of the Partnership as of September 30, 2002 and the results of operations of the Partnership for the three months period then ended.




/s/ David C. Quade
-------------------------------------------
 David C. Quade
 Principal Financial and Accounting Officer